Form 10-Q
period 2020-06-30
Avidity Biosciences, Inc.
filed 2020-08-11
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39321

Avidity Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1336960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10975 N. Torrey Pines Road, Suite 150 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858) 401-7900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RNA	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

As of July 20, 2020, the registrant had 37,526,631 shares of common stock outstanding.

Avidity Biosciences, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

Avidity Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except par value)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$352,446	$94,578
Prepaid and other assets	1,371	1,098
Total current assets	353,817	95,676
Property and equipment, net	771	631
Restricted cash	124	—
Other assets	643	600
Total assets	$355,355	$96,907
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$5,441	$2,308
Accrued compensation	1,319	1,314
Deferred revenue, current portion	4,860	3,840
Long-term debt, current portion	—	2,774
Total current liabilities	11,620	10,236
Lease liabilities, net of current portion	679	393
Deferred revenue, net of current portion	12,760	15,100
Long-term debt, net of current portion	—	1,770
Other long-term liabilities	—	45
Total liabilities	25,059	27,544
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; authorized shares - none and 38,055 at June 30, 2020 and December 31, 2019, respectively; issued and outstanding – none and 37,267 at June 30, 2020 and December 31, 2019, respectively	—	134,720
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized shares – 40,000 and none at June 30, 2020 and December 31, 2019, respectively; issued and outstanding shares – none	—	—
Common stock, $0.0001 par value; authorized shares – 400,000 and 52,042 at June 30, 2020 and December 31, 2019, respectively; issued and outstanding shares – 37,527 and 2,989 at June 30, 2020 and December 31, 2019, respectively	4	—
Additional paid-in capital	369,118	(43,172)
Accumulated deficit	(38,826)	(22,185)
Total stockholders’ equity (deficit)	330,296	(65,357)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$355,355	$96,907

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$1,541	$224	$2,899	$224
Operating expenses:
Research and development	8,984	2,533	14,528	3,795
General and administrative	2,925	1,596	4,889	2,508
Total operating expenses	11,909	4,129	19,417	6,303
Loss from operations	(10,368)	(3,905)	(16,518)	(6,079)
Other income (expense):
Interest income	18	—	161	—
Interest and other expense	(131)	(1,215)	(209)	(1,587)
Change in fair value of preferred warrant liability	(75)	4	(75)	1
Total other income (expense)	(188)	(1,211)	(123)	(1,586)
Net loss	$(10,556)	$(5,116)	$(16,641)	$(7,665)
Net loss per share, basic and diluted	$(1.23)	$(1.89)	$(2.91)	$(2.87)
Weighted-average shares outstanding, basic and diluted	8,586	2,704	5,715	2,669

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock/Units and Stockholders'/Members’ Equity (Deficit)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	37,267	$134,720	2,989	$—	$(43,172)	$(22,185)	$(65,357)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	41	—	16	—	16
Vesting of early exercise options	—	—	—	—	14	—	14
Issuance of Series C convertible preferred stock, net of issuance costs of $100	538	2,200	—	—	—	—	—
Stock-based compensation	—	—	—	—	449	—	449
Net loss	—	—	—	—	—	(6,085)	(6,085)
Balance at March 31, 2020	37,805	$136,920	3,030	$—	$(42,693)	$(28,270)	$(70,963)
Vesting of early exercise options	—	—	—	—	34	—	34
Issuance of common stock in initial public offering, net of issuance costs of $24,026	—	—	16,560	2	274,052	—	274,054
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(37,805)	(136,920)	17,921	2	136,918	—	136,920
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	—	—	—	—	120	—	120
Cashless exercise of common stock warrants	—	—	16	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	687
Net loss	—	—	—	—	—	(10,556)	(10,556)
Balance at June 30, 2020	—	$—	37,527	$4	$369,118	$(38,826)	$330,296

Avidity Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock/Units and Stockholders'/Members’ Equity (Deficit)

(in thousands)

(unaudited)

	Preferred Units		Convertible Preferred Stock		Common Units		Common Stock		Additional Paid-in	Accumulated	Predecessor's	Total Stockholders’/ Members'
	Units	Amount	Shares	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit
Balance at December 31, 2018	12,459	$32,693	—	$—	2,842	$426	—	$—	$—	$—	$(41,555)	$(41,129)
Distribution to members	—	(106)	—	—	—	—	—	—	—	—	—	—
Issuance of common units upon exercise of unit options	—	—	—	—	78	39	—	—	—	—	—	39
Vesting of early exercise options	—	—	—	—	—	5	—	—	—	—	—	5
Stock-based compensation	—	—	—	—	—	17	—	—	—	—	—	17
Net loss to date of conversion	—	—	—	—	—	—	—	—	—	—	(2,549)	(2,549)
Balance at March 31, 2019	12,459	$32,587	—	$—	2,920	$487	—	$—	$—	$—	$(44,104)	$(43,617)
Conversion from LLC to C corporation	(12,459)	(32,587)	12,459	32,587	(2,920)	(487)	2,920	—	(43,617)	—	44,104	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	7	—	3	—	—	3
Vesting of early exercise options	—	—	—	—	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	(5,116)	—	(5,116)
Balance at June 30, 2019	—	$—	12,459	$32,587	—	$—	2,927	$—	$(43,582)	$(5,116)	$—	$(48,698)

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(16,641)	$(7,665)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	157	181
Stock-based compensation expense	1,136	33
Amortization of discounts and loan issuance costs	29	30
Noncash interest expense	110	1,399
Change in fair value of preferred warrant liability	75	(1)
Changes in operating assets and liabilities:
Prepaid and other assets	(392)	(195)
Accounts payable and accrued liabilities	1,908	(199)
Accrued compensation	5	(50)
Operating lease right-of-use assets and liabilities, net	2	(39)
Deferred revenue	(1,320)	19,900
Net cash (used in) provided by operating activities	(14,931)	13,394
Cash flows from investing activities
Purchases of property and equipment	(10)	(130)
Net cash used in investing activities	(10)	(130)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, gross	298,080	—
Payment of issuance costs related to initial public offering	(22,680)	—
Proceeds from exercise of stock options/units, net of repurchases	16	63
Payments on long-term debt	(4,683)	(1,400)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	2,200	—
Proceeds from issuance of convertible notes, net of issuance costs	—	19,458
Net cash provided by financing activities	272,933	18,121
Net increase in cash, cash equivalents and restricted cash	257,992	31,385
Cash, cash equivalents and restricted cash at beginning of period	94,578	3,090
Cash, cash equivalents and restricted cash at end of period	$352,570	$34,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$571	$225

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$676	$807
Costs incurred, but not paid, in connection with IPO included in accounts payable and accrued liabilities	$1,346	$—
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$287	$—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$136,920	$—
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	$120	$—

See accompanying notes.

Avidity Biosciences, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Avidity Biosciences, Inc. (the Company or Avidity) is a biopharmaceutical company pioneering a new class of oligonucleotide-based therapies called Antibody Oligonucleotide Conjugates (AOCs) designed to overcome the current limitations of oligonucleotide-based therapies in order to treat a wide range of serious diseases. The Company utilizes its proprietary AOC platform to design, engineer and develop therapeutics that combine the tissue selectivity of monoclonal antibodies (mAbs) and the precision of oligonucleotide-based therapies.

Initial Public Offering

On June 16, 2020, the Company completed its initial public offering (IPO) in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and estimated offering costs, were $274.1 million.

In addition, each of the following occurred in connection with the completion of the IPO:

•	the conversion of all outstanding shares of convertible preferred stock into 17,921,069 shares of the Company’s common stock;
•	the adjustment of an outstanding warrant to purchase convertible preferred stock into a warrant to purchase 7,809 shares of the Company’s common stock; and
•	the amendment and restatement of the Company’s certificate of incorporation, authorizing 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock.

Reverse Stock Split

On June 4, 2020, the Company effected a one-for-2.1095 reverse stock split of its common stock (the Reverse Stock Split). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion ratio of the convertible preferred stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Liquidity

As of June 30, 2020, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of June 30, 2020, the Company had an accumulated deficit of $38.8 million and cash and cash equivalents of $352.4 million.

The Company believes that existing cash and cash equivalents, including the net proceeds from the IPO, will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Form 10-Q. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Prospectus filed with the SEC on June 12, 2020 for its IPO.

2.	Summary of Significant Accounting Policies

Use of Estimates

The Company’s condensed financial statements are prepared in accordance with GAAP, which requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to revenue recognition, stock-based compensation, and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the letter of credit required under the Company’s facility lease and is reported as a long-term asset in the accompanying condensed balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposits. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities
•

Level 2—Observable inputs, such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

None of the Company’s non-financial assets are recorded at fair value on a non-recurring basis. Prior to the completion of the IPO in June 2020, financial liabilities that were measured at fair value on a recurring basis included the preferred stock warrant liability. No transfers between levels have occurred during the periods presented. The carrying amounts reflected in the Company’s condensed balance sheets for prepaid and other assets and accounts payable and accrued liabilities approximate their fair values due to their short-term nature. As of December 31, 2019, the carrying value of the Company’s debt approximated fair value due to the interest being reflective of then-current market rates for debt with similar terms and conditions.

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 31, 2019	$45
Change in fair value	75
Reclassification of preferred stock warrant liability to stockholders’ equity	(120)
Balance at June 30, 2020	$—

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets, which ranges from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operating expenses as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses in any of the periods presented in these financial statements.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by management in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single operating segment in the United States for the purposes of assessing performance and making operating decisions.

Revenue Recognition

To date, all the Company’s revenue has been derived from collaboration and research agreements. The terms of these arrangements include the following types of payments to the Company: non-refundable, upfront license fees; development, regulatory and commercial milestone payments; payments for research and development services provided by the Company or for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.

The Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.

The Company receives payments from its collaborators based on billing schedules established in each contract. Upfront and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under its research and collaboration arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

See Note 3 (Collaboration and License Agreement) for further information.

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits and stock-based compensation associated with research and development personnel, third-party research and development expenses, license fees, laboratory supplies, facilities, overhead costs, and consultants. Nonrefundable advance payments for goods and services that will be used in future research and development activities are capitalized and recorded as expense in the period that the Company receives the goods or when services are performed.

Upfront and milestone payments to acquire contractual rights to licensed technology are recorded when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is subject to taxation in the United States and state jurisdictions. As of December 31, 2019, the Company’s tax years since inception are subject to examination by taxing authorities.

Stock-Based Compensation

Stock-based compensation expense for employee and non-employee stock option grants is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award, net of actual forfeitures during the period. Stock-based compensation expense for employee stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss were the same for all periods presented.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 130,302 and 153,722 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and six months ended June 30, 2020, respectively, and 219,319 and 234,425 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and six months ended June 30, 2019, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	June 30,
	2020	2019
Convertible preferred stock	—	5,906
Warrant to purchase convertible preferred stock	—	8
Warrant to purchase common stock	—	9
Common stock options issued and outstanding	2,862	258
Common stock subject to repurchase or forfeiture	120	204
ESPP shares pending issuance	3	—
Total	2,985	6,385

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3.	Collaboration and License Agreement

Research Collaboration and License Agreement with Eli Lilly and Company

In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, the Company granted Lilly an exclusive, worldwide, royalty-bearing license, with the right to sublicense (subject to certain conditions), under the Company’s technology to research, develop, manufacture, and sell products containing AOCs that are directed to up to six mRNA targets. The Company retains the right to use its technology to perform its obligations under the Lilly Agreement and for all purposes not granted to Lilly. The Company agreed that it will not, itself or with a third party, research, develop, manufacture or commercialize or otherwise exploit any compound or product directed against targets subject to the Lilly Agreement.

In consideration of the rights granted to Lilly under the Lilly Agreement, the Company received a one-time upfront fee of $20.0 million and is eligible to receive up to $60.0 million in development milestone payments, up to $140.0 million in regulatory milestone payments and up to $205.0 million in commercialization milestone payments per target. In addition, Lilly is obligated to reimburse the Company for research expenses, as defined in and, incurred under the Lilly Agreement. Lilly is obligated to pay the Company a tiered royalty ranging from the mid-single to low-double digits on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Lilly’s royalty obligations and the Lilly Agreement will expire on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of the first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through June 30, 2020, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. In connection with the Lilly Agreement, the Company recognized revenue of $1.5 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively, and had deferred revenue of $17.6 million and $18.9 million as of June 30, 2020 and December 31, 2019, respectively.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2019	$18,940
Revenue recognized	(1,320)
Balance at June 30, 2020	$17,620

Concurrently with the execution of the Lilly Agreement, the Company issued a convertible promissory note to Lilly. In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the note converted into 4,576,342 shares of Series C convertible preferred stock. See Note 6 (Convertible Notes) for further discussion.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Laboratory equipment	$2,052	$1,755
Computers and software	65	65
Office equipment	37	37
Leasehold improvements	417	417
Property and equipment, gross	2,571	2,274
Less accumulated depreciation	(1,800)	(1,643)
Total property and equipment, net	$771	$631

Depreciation expense related to property and equipment was $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

5.	Debt

The Company’s debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Current liabilities:
Term loans	$—	$2,800
Unamortized debt issuance costs	—	(25)
Unamortized debt discount	—	(1)
Loans payable, net of issuance costs and discount	—	2,774

Non-current liabilities:
Term loans	—	1,400
Accrued end of term fees	—	374
Unamortized debt issuance costs	—	(4)
Loans payable, net of issuance costs and discount	—	1,770
Total loans payable, net of issuance costs and discount	$—	$4,544

Term Loan

In June 2017, the Company entered into an amendment (the LSA Amendment) to the Amended and Restated Loan and Security Agreement (as amended, the LSA) with Silicon Valley Bank (SVB). Pursuant to the LSA Amendment, SVB agreed to make loans of up to $7.0 million, comprising (i) a $5.0 million term loan, funded at the closing date (the Term C Loan), and (ii) subject to the achievement of a specified milestone relating to the Company’s research, an additional term loan totaling up to $2.0 million (the Term D Loan), of which $4.1 million was used to repay the Company’s existing loan with SVB, in addition to the final payments totaling $0.4 million.

The Term C Loan was scheduled to mature on June 1, 2021 and bore interest at an adjustable annual rate of the prime rate per the Wall Street Journal or successor publication plus one-fifth of one percent (0.20%). The LSA Amendment provided an extension of the interest only period through June 1, 2019, upon the Term D Loan advance. Beginning July 1, 2019, the Company was required to repay the principal amount in 36 equal monthly installments, in addition to the monthly interest payment. In addition, a final payment of 6.5% of the funded amount, or $0.3 million, was due on the maturity date. The final payment fee was accrued as interest expense over the term of the loan and recorded in long-term debt, net of current portion.

In August 2018, the Company entered into a second amendment to the LSA (the LSA Second Amendment). Pursuant to the LSA Second Amendment, SVB provided the Term D Loan of $2.0 million, upon the Company’s receipt of $3.0 million in convertible note financing. In addition, a final payment of 6.5% of the funded amount, or $0.1 million, was due on the maturity date. The Company accounted for the financing prospectively as a debt modification.

On June 30, 2020, the Company voluntarily prepaid the aggregate outstanding principal balance of $2.8 million and final payments and accrued interest of $0.5 million related to the Term C and Term D Loans, and the LSA was terminated.

In conjunction with the Term A and Term B Loans, the Company issued a warrant to SVB to purchase up to 16,474 shares of Series A convertible preferred stock at an exercise price of $2.2615 per share, exercisable at any time following the issuance, with a term of ten years. In connection with the completion of the IPO in June 2020, the preferred stock warrant was adjusted to become a warrant exercisable for 7,809 shares of common stock at an exercise price of $4.77 per share. In conjunction with the Term C Loan entered into in June 2017, the Company issued a warrant to SVB to purchase up to 9,442 shares of common stock at an exercise price of $0.53 per share, exercisable at any time following the issuance, with a term of seven years. The Company estimated the fair value of the warrants granted using the Black-Scholes option-pricing model and recorded the fair value as debt discounts, which were being amortized to interest expense using the effective interest method over the term of the loans. On June 17, 2020, the warrants were cashless exercised for an aggregate of 15,833 shares of common stock.

6.	Convertible Notes

In 2018 and 2019, the Company issued convertible promissory notes in the aggregate principal amount of $3.0 million and $4.5 million, respectively (the 2018 Notes and 2019 Notes, respectively). The 2018 Notes and the 2019 Notes accrued interest at 8% and 10% per annum, respectively, and automatically converted into preferred equity in the next qualified financing of at least $10 million at 85% and 80%, respectively, of the per share price paid by the investors in such financing.

Concurrently with the execution of the Lilly Agreement in April 2019, the Company issued a convertible promissory note to Lilly (the Lilly Note) and received cash proceeds of $15.0 million. The Lilly Note accrued simple interest of 8.0% per annum and, if not converted, would have matured in October 2020. All unpaid principal and interest were due at maturity.

The 2018 Notes, 2019 Notes and the Lilly Note (collectively, the Notes) represented share settled debt that were accounted for at amortized cost by accreting the Notes to their redemption value over the life of the debt using the effective interest method.  In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the Notes converted into 6,893,036 shares of Series C convertible preferred stock.

7.	Commitments and Contingencies

Lease Agreements

The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception, or as applicable, and accounts for the arrangement under the relevant accounting literature. Currently, the Company is only party to non-cancellable office and laboratory space operating leases and a short-term office lease. Under the relevant guidance, the Company recognizes operating lease right-of-use (ROU) assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate of 5.5%, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s short-term lease is not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.

In March 2014, the Company entered into a non-cancellable operating lease for office and laboratory space with a lease term through November 2017. In July 2017, the Company entered into an amendment to this lease to extend the lease term through December 2021.

On June 1, 2020, the Company entered into a second amendment to its existing operating lease (as amended, the 2014 Lease) and entered into a new non-cancellable temporary operating lease (the Temporary Lease) in connection with a newly executed non-cancellable operating lease for its headquarters location, commencing on July 1, 2021 (the New Lease). The lease term under both the 2014 Lease and the Temporary Lease ends 15 days after the commencement date of the New Lease in July 2021. The remaining monthly rental payments under the 2014 Lease and the rent under the Temporary Lease were abated beginning on June 1, 2020, given the execution of the New Lease. The total lease payments under the New Lease of $7.3 million were allocated amongst the 2014 Lease, Temporary Lease and New Lease based on the relative standalone price of the separate lease components. The New Lease will have a 5-year term upon commencement on July 1, 2021, with an initial monthly base rent of approximately $124,000, which will increase to approximately $139,000 during the last year of the New Lease's term. In addition, under the terms of the New Lease, the Company is required to maintain a letter of credit totaling $124,000 throughout the lease term.

In June 2020, the Company adjusted the ROU asset and liability of the 2014 Lease to conform to the modification terms, and recorded an ROU asset and liability for the Temporary Lease upon occupancy. The Company will recognize an ROU asset and liability related to the New Lease upon occupancy, which is expected to occur in July 2021.

As of June 30, 2020, the Company’s ROU assets and liabilities related to the 2014 Lease and the Temporary Lease are as follows (in thousands):

ROU assets (included in other assets)	$483

Lease liabilities, current portion (included in accounts payable and accrued liabilities)	$—
Lease liabilities, net of current portion	679
Total lease liabilities	$679

Maturities of the lease liabilities due under the 2014 Lease and the Temporary Lease are as follows (in thousands):

Remaining in 2020	$—
2021	12
2022	149
2023	154
2024	158
2025	163
2026	83
Total lease payments	719
Less imputed interest	(40)
Total operating lease liabilities	679
Less lease liabilities, current portion	—
Lease liabilities, net of current portion	$679

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid included in operating cash flows	$163	$190

Rent expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating leases	$90	$75	$166	$151
Short-term lease	9	—	18	—
Total rent expense	$99	$75	$184	$151

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued.

8.	Stockholders’ Equity (Deficit)

Amended and Restated Certificate of Incorporation

On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share.

Convertible Preferred Stock

In connection with the completion of the IPO in June 2020, all of the outstanding shares of convertible preferred stock were converted into 17,921,069 shares of the Company’s common stock. As of December 31, 2019, the Company’s convertible preferred stock was classified as temporary equity on the accompanying balance sheet in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control.

Conversion

On April 1, 2019, Avidity LLC, a Delaware limited liability company, was converted into Avidity Biosciences, Inc., a Delaware corporation. The entire membership interests of Avidity LLC were converted into securities of Avidity Biosciences, Inc. as follows: (i) each outstanding common unit of Avidity LLC was converted into one share of Avidity Biosciences, Inc.’s common stock; (ii) each outstanding Series A preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series A convertible preferred stock; and (iii) each outstanding Series B preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series B convertible preferred stock. All the property, rights, privileges, powers and franchises of Avidity LLC vested in Avidity Biosciences, Inc., and all debts, liabilities and duties of Avidity LLC became debts, liabilities and duties of Avidity Biosciences, Inc. All references to the former members’ equity accounts in Avidity LLC have been adjusted to reflect the equivalent number of Avidity Biosciences, Inc. shares of common stock. Upon completion of the conversion, the Company reclassified an accumulated deficit of $44.1 million from predecessor deficit to additional paid in capital.

As of December 31, 2019, preferred stock consisted of the following (in thousands, except per share data):

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Original Issue Price and Conversion Price	Liquidation Preference	Carrying Value
Series A	4,367	4,350	$2.2615	$9,838	$9,773
Series B	8,108	8,108	2.8269	22,922	22,814
Series C	25,580	24,809	4.2812	106,210	102,133
Total	38,055	37,267		$138,970	$134,720

Equity Incentive Plan

In January 2013, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provided for the issuance of incentive units to employees and nonemployees of the Company and non‑statutory unit options, restricted unit awards, unit appreciation rights, and unit bonuses to directors, employees and consultants of the Company. Under the 2013 Plan, 2,127,013 units were initially reserved for issuance. Upon the conversion of the Company to a C corporation, the 2013 Plan continued on the same terms and conditions. In 2019, the number of shares reserved under the 2013 Plan was increased to 4,771,615 shares. As of June 30, 2020, no shares remain available for issuance under the 2013 Plan.

In June 2020, the Board of Directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Board of Directors. At June 30, 2020, 3,790,970 shares remain available for issuance under the 2020 Plan.

Stock Options

Options granted from the 2013 Plan and 2020 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. Prior to the IPO, the exercise price of options was determined by the board of directors. Following the IPO, the Company grants options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.

Stock option activity for employee and nonemployee awards and related information is as follows (options in thousands):

	Number	Weighted- Average Exercise Price
Outstanding at December 31, 2019	1,667	$1.08
Granted	1,352	11.02
Exercised	(106)	0.44
Forfeited	(51)	1.24
Outstanding at June 30, 2020	2,862	$2.73

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. A total of 325,000 shares of common stock was initially reserved for issuance under the ESPP. As of June 30, 2020, the Company has not issued any shares under the ESPP. The Company had an outstanding liability of $41,838 at June 30, 2020, which is included in accounts payable and accrued liabilities on the balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option/unit grants were as follows:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.4%	2.3% - 2.7%
Expected volatility	91% - 92%	84% - 85%
Expected term (in years)	5.4 - 6.1	2.0 - 5.5
Expected dividend yield	—%	—%

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$204	$7	$284	$16
General and administrative expense	483	9	852	17
Total stock-based compensation expense	$687	$16	$1,136	$33

As of June 30, 2020, the unrecognized compensation cost related to outstanding time-based options was $10.5 million, which is expected to be recognized over a weighted-average period of 3.5 years.

9.	COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on the Company’s preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. In response to the COVID-19 outbreak, the Company has closed its executive offices with its administrative employees continuing their work remotely and limited the number of staff in its research and development laboratories. To date, the Company has not experienced material disruptions in its business operations. However, a prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the three and six months ended June 30, 2020. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with  our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, included in our Prospectus dated June 11, 2020 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities Exchange Commission, or SEC, on June 12, 2020, or the Prospectus.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the impact of COVID-19 on our business, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are pioneering a new class of oligonucleotide-based therapies called Antibody Oligonucleotide Conjugates, or AOCs, designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine the tissue selectivity of monoclonal antibodies, or mAbs, and the precision of oligonucleotide therapies in order to access previously undruggable tissue and cell types and more effectively target underlying genetic drivers of diseases. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and our muscle franchise consists of five programs. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, a rare monogenic muscle disease. We expect to submit an investigational new drug application, or IND, for AOC 1001 in 2021 and plan to initiate a Phase 1/2 clinical trial by the end of the same year. We also intend to advance AOC product candidates in our four other muscle programs focused on the treatment of muscle atrophy, Duchenne muscular dystrophy, facioscapulohumeral muscular dystrophy and Pompe disease. In addition to our muscle franchise, we have development efforts focused on immune and other cell types.

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and estimated offering costs. Since our inception through June 30, 2020, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred units/stock and convertible notes, $29.1 million from funding under collaboration and research services agreements, and $7.0 million from loans from Silicon Valley Bank, or SVB, under a Loan and Security Agreement, as amended, or the LSA. As of June 30, 2020, we had cash and cash equivalents of $352.4 million.

We have incurred operating losses in each year since inception. Our net losses were $24.7 million and $11.2 million for the years ended December 31, 2019 and 2018, respectively, and $16.6 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $38.8 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 36 months. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Research Collaboration and License Agreement with Lilly

In April 2019, we entered into a Research Collaboration and License Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, for the discovery, development and commercialization of AOC products in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, we and Lilly will collaborate on preclinical research and discovery activities for such products, with Lilly being responsible for funding the cost of such activities by both parties. Lilly will also lead the clinical development, regulatory approval and commercialization of all such products, at its sole cost. We granted Lilly an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under our technology to research, develop, manufacture, and sell products containing AOCs that are directed to up to six mRNA targets. We retain the right to use our technology to perform our obligations under the agreement and for all purposes not granted to Lilly. Lilly paid us an upfront license fee of $20.0 million in 2019, and we are eligible to receive up to $60.0 million in development milestone payments, up to $140.0 million in regulatory milestone payments and up to $205.0 million in commercialization milestone payments per target. We are eligible to receive a tiered royalty ranging from the mid-single to low-double digits from Lilly on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

Concurrently with the Lilly Agreement, we issued a convertible promissory note to Lilly, or the Lilly Note, and received cash proceeds of $15.0 million in 2019. The Lilly Note accrued simple interest of 8.0% per annum and, if not converted, would have matured in October 2020. In connection with the sale of our Series C convertible preferred stock in November 2019, all outstanding principal and interest accrued under the Lilly Note converted into 4,576,342 shares of our Series C convertible preferred stock, at a conversion price equal to 80% of the per share cash price paid by the investors in the Series C convertible preferred stock financing.

Components of Results of Operations

Revenue

Our revenue to date has been derived from payments received under the Lilly Agreement and payments for research services under other research services agreements. Our services under these other research services agreements were substantially completed in early 2018, and therefore no related revenue was recognized in 2019 or is expected in future periods. For the foreseeable future, we may generate revenue from reimbursements of services under the Lilly Agreement, as well as a combination of upfront payments and milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

Operating Expenses

Research and Development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, and the preclinical and clinical development of our product candidates. Our research and development expenses include:

•	external costs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturers, consultants and our scientific advisors; and
•	internal costs, including;
•	employee-related expenses, including salaries, benefits and stock-based compensation;
•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
•	facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment.

Research and development costs, including costs reimbursed under our collaboration with Lilly, are expensed as incurred, with reimbursements of such amounts being recognized as revenue. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

At any one time, we are working on multiple programs. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal costs on a specific program basis. The following table summarizes our external costs and internal costs for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
External costs	$6,544	$473	$9,550	$514

Internal costs:
Employee-related expenses	1,723	1,439	3,305	2,379
Facilities and other costs	717	621	1,673	902
Total internal costs	2,440	2,060	4,978	3,281
Total research and development expenses	$8,984	$2,533	$14,528	$3,795

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing research and development activities, advance our preclinical research programs toward clinical development, including conducting IND-enabling studies, and conduct clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

The timelines and costs associated with research and development activities are uncertain, can vary significantly for each product candidate and development program, and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to preclinical and clinical results, regulatory developments, ongoing assessments as to each program’s commercial potential, and our ability to maintain or enter into new collaborations, to the extent we determine the resources or expertise of a collaborator would be beneficial for a given program. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which development programs may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our development costs may vary significantly based on factors such as:

•	the number and scope of preclinical and IND-enabling studies;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;

•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for employees in our finance, accounting, legal, business development and support functions. Other general and administrative expenses include allocated facility, information technology and depreciation related costs not otherwise included in research and development expenses and professional fees for auditing, tax, intellectual property and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.

We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities and increased costs of operating as a public company. These increased costs will likely include increased expenses related to audit, legal, regulatory and tax services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Other Income (Expense)

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists of cash and non-cash interest expense associated with our financing arrangements, which include borrowings under the LSA and convertible notes with certain of our investors.

Change in Fair Value of Preferred Warrant Liability

Prior to our IPO, we classified our outstanding warrant to purchase shares of our Series A convertible preferred stock as a liability on our balance sheets at its estimated fair value since the underlying convertible preferred stock was classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a component of other income (expense). In connection with our IPO, this warrant was adjusted to become a warrant to purchase shares of our common stock and, therefore, no longer subject to liability accounting. Accordingly, the fair value of the warrant liability was reclassified to stockholders’ equity.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Increase
	2020	2019	(decrease)
Revenue	$1,541	$224	$1,317
Research and development expenses	8,984	2,533	6,451
General and administrative expenses	2,925	1,596	1,329
Other income (expense)	(188)	(1,211)	1,023

Revenue

Revenue was $1.5 million for the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019. Revenue during both periods was derived from the Lilly Agreement, which was entered into in April 2019. The increase was due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $9.0 million for the three months ended June 30, 2020 compared to $2.5 million for the three months ended June 30, 2019. The increase was primarily driven by the advancement of AOC 1001 and our other programs, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended June 30, 2020 compared to $1.6 million for the three months ended June 30, 2019. The increase was primarily due to higher personnel costs and professional fees associated with the ramp up of public company activities, as well as higher patent filing fees.

Other Income (Expense)

Other expense was $0.2 million for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019. The change was primarily related to reduced interest expense as a result of the November 2019 conversion of all outstanding convertible notes into convertible preferred stock, which was subsequently converted into common stock in connection with our IPO.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,		Increase
	2020	2019	(decrease)
Revenue	$2,899	$224	$2,675
Research and development expenses	14,528	3,795	10,733
General and administrative expenses	4,889	2,508	2,381
Other income (expense)	(123)	(1,586)	1,463

Revenue

Revenue was $2.9 million for the six months ended June 30, 2020 compared to $0.2 million for the six months ended June 30, 2019. Revenue during both periods was derived from the Lilly Agreement, which was entered into in April 2019. The increase was due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $14.5 million for the six months ended June 30, 2020 compared to $3.8 million for the six months ended June 30, 2019. The increase was primarily driven by the advancement of AOC 1001 and our other programs, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the six months ended June 30, 2020 compared to $2.5 million for the six months ended June 30, 2019. The increase was primarily due to higher personnel costs and professional fees associated with the ramp up of public company activities, as well as higher patent filing fees.

Other Income (Expense)

Other expense was $0.1 million for the six months ended June 30, 2020 compared to $1.6 million for the six months ended June 30, 2019. The change was primarily related to reduced interest expense as a result of the November 2019 conversion of all outstanding convertible notes into convertible preferred stock, which was subsequently converted into common stock in connection with our IPO.

Liquidity and Capital Resources

Sources of Liquidity

In June 2020, we completed our IPO of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and estimated offering costs. Since our inception through June 30, 2020, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred units/stock and convertible notes, $29.1 million from funding under collaboration and research services agreements, and $7.0 million from loans from SVB under the LSA. As of June 30, 2020, we had cash and cash equivalents of $352.4 million.

Convertible Promissory Notes

In July 2018 and February 2019, we issued convertible promissory notes to certain of our existing investors, or the 2018 Notes and 2019 Notes, respectively, and received proceeds of $3.0 million and $4.5 million, respectively. The 2018 Notes and 2019 Notes accrued simple interest at a rate of 8% and 10% per annum, respectively, and had a maturity date in December 2020, subject to earlier conversion.

In addition, in April 2019, as described above, in connection with the Lilly Agreement, we issued the Lilly Note and received cash proceeds of $15.0 million.

In November 2019, in connection with our Series C financing transaction, all outstanding amounts of principal and accrued interest from the 2018 Notes, 2019 Notes and Lilly Note, which totaled $23.8 million, were converted into an aggregate of 6,893,036 shares of our Series C convertible preferred stock, which subsequently converted into shares of our common stock in connection with our IPO.

SVB Loan and Security Agreement

In June 2017, we entered into an amendment to the LSA with SVB, or the First LSA Amendment, which provided up to $7.0 million in available borrowings in two tranches. In 2017, we drew the first tranche of $5.0 million, of which $4.6 million was used to repay our existing debt obligations to SVB. In August 2018, we drew the second tranche of $2.0 million. Interest accrued on the unpaid principal balance at an adjustable annual rate of the prime rate per the Wall Street Journal plus 0.20%. In addition to our monthly payments of principal and interest, our repayment obligations included a final payment of 6.5% of the original principal advanced, which was due upon final maturity of the loan in June 2021. On June 30, 2020, we voluntarily prepaid the outstanding principal balance of $2.8 million and final payments and accrued interest of $0.5 million under the LSA, and the LSA was terminated.

In connection with execution of the LSA, we issued SVB a warrant to purchase 16,474 shares of our Series A convertible preferred stock at an exercise price of $2.2615 per share, exercisable at any time following issuance with a term of ten years. In connection with the completion of our IPO in June 2020, the preferred stock warrant was adjusted to become a warrant exercisable for 7,809 shares of common stock at an exercise price of $4.77 per share. In connection with the First LSA Amendment in June 2017, we issued SVB an additional warrant to purchase 9,442 shares of common stock at an exercise price of $0.53 per share, exercisable at any time following issuance with a term of seven years. On June 17, 2020, the warrants were cashless exercised for an aggregate of 15,833 shares of common stock.

Future Capital Requirements

As of June 30, 2020, we had cash and cash equivalents of $352.4 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 36 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•

the type, number, scope, progress, expansions, results, costs and timing of discovery, preclinical studies and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates and commercial manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	the timing and amount of the milestone or other payments made to us under the Lilly Agreement or any future collaboration agreements;
•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
•	costs associated with any products or technologies that we may in-license or acquire.

While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(14,931)	$13,394
Investing activities	(10)	(130)
Financing activities	272,933	18,121
Net increase in cash, cash equivalents and restricted cash	$257,992	$31,385

Operating Activities

Cash used in operating activities was $14.9 million for the six months ended June 30, 2020, which consisted primarily of cash used to fund our operations related to the development of AOC 1001 and our other programs. Cash provided by operating activities was $13.4 million for the six months ended June 30, 2019, which consisted primarily of the upfront fee related to the Lilly Agreement, partially offset by cash used to fund our operations related to the development of AOC 1001 and our other programs.

Investing Activities

Net cash used in investing activities was $10,000 and $130,000 for the six months ended June 30, 2020 and 2019, respectively, which consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $272.9 million during the six months ended June 30, 2020, which consisted primarily of net proceeds from our IPO and net proceeds from the sale of shares of our Series C convertible preferred stock, partially offset by payments related to the LSA. Net cash provided by financing activities was $18.1 million during the six months ended June 30, 2019, which consisted primarily of net proceeds from the issuance of convertible notes, partially offset by payments related to the LSA.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. Our estimates are based on our historical experience, trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2020, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Prospectus.

Contractual Obligations and Commitments

As of June 30, 2020, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in the Prospectus.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act

As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in the Prospectus dated June 11, 2020 filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 12, 2020, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a preclinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. All of our development programs, including our lead product candidate, AOC 1001, are in preclinical development or in the drug discovery stage. We commenced operations in 2012, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary AOC technology platform, identifying product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $24.7 million and $11.2 million for the years ended December 31, 2019 and December 31, 2018, respectively, and $16.6 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $38.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, identifying lead product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, initiate clinical trials for our product candidates and seek regulatory approval for our current product candidates and any future product candidates we may develop. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operations for at least the next 36 months. In particular, we expect that these funds will allow us to advance the development of AOC 1001 for myotonic dystrophy type 1, or DM1, through the completion of our planned Phase 1/2 clinical trial, advance the development of our AOC for Duchenne muscular dystrophy, or DMD, into clinical development and advance the development of our AOC for muscle atrophy into clinical development. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future capital requirements will depend on many factors, including, but not limited to:

•

the type, number, scope, progress, expansions, results, costs and timing of, discovery, preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates and commercial manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•

the timing and amount of the milestone or other payments made to us under our Research Collaboration and License Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, or any future collaboration agreements;

•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize our product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

If we raise additional funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs, product candidates or AOC platform, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and all of our development programs, including AOC 1001, are in the preclinical or drug discovery stage. We have invested substantially all of our efforts in developing our AOC platform, identifying potential product candidates and conducting preclinical studies. We will need to progress AOC 1001 and our other product candidates through investigational new drug application, or IND, enabling studies and receive authorization from the U.S. Food and Drug Administration, or the FDA, to proceed under an IND prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•

successful completion of preclinical studies with favorable results, including those compliant with good laboratory practices, or GLP, toxicology studies, biodistribution studies and minimum effective dose studies in animals;

•

acceptance of INDs by the FDA, or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of AOC 1001 and our other product candidates and our proposed design of future clinical trials;

•	successful enrollment in clinical trials and completion of clinical trials with favorable results;
•	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•	receipt of marketing approvals from applicable regulatory authorities, including new drug applications, or NDAs, from the FDA and maintaining such approvals;
•	making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	maintaining an acceptable safety profile of our products following approval; and
•	maintaining and growing an organization of people who can develop and commercialize our products and technology.

If we are unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our AOC platform obsolete.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary AOC platform, which leverages a novel and unproven approach. While we have had favorable preclinical study results based on our technology platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our lead product candidate, AOC 1001, is in late preclinical development and we have not yet completed any clinical trials for any product candidate. Our research methodology and novel approach to oligonucleotide based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. Further, because all of our product candidates and development programs are based on our AOC platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies. Our future success will depend in part on our ability to maintain a competitive position with our AOC approach. If we fail to stay at the forefront of technological change in utilizing our AOC platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render our AOC approach obsolete, or limit the commercial value of our product candidates, by advances in existing technological approaches or the development of new or different approaches (including, for example, using different mAbs or transporter protein combinations with oligonucleotides than us), potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. By contrast, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value of our AOC platform and potential of our product candidates.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. We have not tested any of our product candidates in clinical trials and our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of AOC 1001 and other potential product candidates targeting rare muscle disorders, we do not know whether AOC 1001 or the other potential product candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that are we are pursuing, including DM1, there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. We are currently conducting IND-enabling studies for AOC 1001. If unexpected observations or toxicities are observed in these studies, or in IND-enabling studies for any of our other development programs, this will delay clinical trials for AOC 1001 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and planned clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing required for authorization to proceed with clinical development. We are currently conducting IND-enabling studies for AOC 1001, and expect to submit an IND in 2021. We expect to initiate a Phase 1/2 clinical trial of AOC 1001 by the end of 2021. We will also need to complete IND-enabling studies and submit INDs for our other development programs prior to initiating clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our planned clinical trials for AOC 1001 or any other product candidate could significantly affect our product development costs.

We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•

any failure or delay in reaching an agreement with contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from one or more institutional review boards, or IRBs;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate for use in clinical trials;
•

subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for posttreatment follow-up, including subjects failing to remain in our trials due to movement restrictions, heath reasons or otherwise resulting from the novel strain of coronavirus, COVID-19;

•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. We may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We are initially developing product candidates targeting genetically defined, rare muscle disorders with limited patient pools from which to draw for clinical trials. Genetically defined diseases generally, including those for which our current product candidates are targeted, have low incidence and prevalence. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.

We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

We have not evaluated any product candidates in human clinical trials. Although other oligonucleotide therapeutics have received regulatory approval, our AOCs, which combine oligonucleotides with a mAb, are a novel approach to oligonucleotide therapies, which may present enhanced risk uncertainty associated with the safety profile of AOC 1001 and other AOC therapeutics compared to more well-established classes of therapies, or oligonucleotide or mAb-based therapies on their own. Moreover, there have been only a limited number of clinical trials involving the use of oligonucleotide therapeutics and none involving the proprietary technology used in our AOC platform. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings after we commence our clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as the use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by subjects. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.

Patients treated with our products, if approved, may experience previously unreported adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products or even withdraw approval for our products.

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw, suspend or limit approvals of such product, or seek an injunction against its manufacture or distribution;
•	we may be required to recall a product or change the way such product is administered to patients;
•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•

we may be required to change the way a product is distributed, conduct additional clinical trials or change the labeling of a product or be required to conduct additional post-marketing studies or surveillance;

•	we could be sued and held liable for harm caused to patients;
•	sales of the product may decrease significantly, or the product could become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

As an organization, we have never conducted any clinical trials or submitted an application for regulatory approval and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates and we will need to successfully complete IND-enabling studies, Phase 1 clinical trials and later-stage and pivotal clinical trials, in order to obtain FDA or comparable foreign regulatory approval to market AOC 1001 or any other product candidates. Carrying out clinical trials and the submission of a successful NDA is a complicated process. As an organization, we plan to commence our first Phase 1/2 clinical in 2021, subject to receiving authorization to proceed under an IND. We have not previously conducted any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND or an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of AOC 1001 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive approval from the FDA.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or our current or future collaborators’ clinical trials;
•	negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•

we or any of our current or future collaborators may be unable to demonstrate that a product candidate is safe and effective, and that product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

•	such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•	approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•

such authorities may find deficiencies in the manufacturing processes, approval policies or facilities of our third-party manufacturers with which we or any of our current or future collaborators contract for clinical and commercial supplies;

•	regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•	such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed biopharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our product candidates.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates and specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or EMA’s, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have not received orphan drug designation in the United States for any product candidate. We may seek orphan drug designation in the United States and the European Union for AOC 1001 for patients with DM1, and we may seek orphan drug designation for certain of our other product candidates. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We may seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our product candidates, but we may not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Drugs or biologics designated as Breakthrough Therapies by the FDA may also be eligible for expedited review and approval. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it.

Even if we obtain Fast Track Designation for one or more of our product candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

Whether to grant Breakthrough Therapy or Fast Track Designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for either of these designations, the FDA may later decide that the product candidate no longer meet the conditions for qualification.

We may conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We may conduct one or more of our clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;

•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and will rely on third parties to conduct our future clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates may be delayed.

We are dependent on third parties to conduct our preclinical studies and expect to rely on such third parties for our future clinical trials, including our planned Phase 1/2 clinical trial of AOC 1001. Specifically, we have used and relied on, and intend to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and planned clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third parties for the manufacture of our product candidates for preclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Our AOCs, including AOC 1001, consist of a proprietary mAb conjugated with the oligonucleotide therapy. All of our mAbs are manufactured by starting with cells which are stored in a cell bank. We have multiple working cell banks and one master cell bank for our mAbs manufactured in accordance with cGMP and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing impacted by the need to replace the cell banks. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate clinical trials of our product candidates under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product candidates or any other future product candidates.

In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•	breach of the manufacturing agreement by the third party;
•	failure to manufacture our product according to our specifications;
•	failure to manufacture our product according to our schedule or at all;
•	misappropriation of our proprietary information, including our trade secrets and know-how; and
•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on third parties to manufacture our product candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on the Lilly Agreement for the discovery, development and commercialization of AOCs directed against certain targets in immunology and other select indications. Under certain circumstances, Lilly may unilaterally terminate the agreement for convenience, which could materially and adversely affect our business.

In April 2019, we entered into the Lilly Agreement for the discovery, development and commercialization of AOCs directed against certain targets in immunology and other select indications, or the Lilly AOCs. Under the Lilly Agreement, Lilly will be solely responsible for funding the cost of preclinical research and discovery activities, clinical development, regulatory approval and commercialization for the Lilly AOCs. Lilly primarily controls the research and development activities, pursuant to the terms of the Lilly Agreement, and our lack of control over such activities could result in delays or other difficulties in the development and commercialization of the Lilly AOCs. Any dispute with Lilly may result in the delay or termination of the research, development or commercialization of the Lilly AOCs, and may result in costly litigation that diverts our management’s attention and resources away from our day-to-day activities and which may adversely affect our business, financial condition, results of operation and prospects.

In addition, Lilly can terminate the Lilly Agreement (including for convenience), and in the event Lilly terminates the Lilly Agreement, we would be prevented from receiving any research and development funding, milestone payments, royalty payments and other benefits under the agreement.

In addition, any decision by Lilly to terminate the Lilly Agreement may negatively impact public perception of our AOC product candidates, which could adversely affect the market price of our common stock. We cannot provide any assurance with respect to the success of the collaboration with Lilly. Any of the foregoing events could have a materially adverse effect on our on our business, financial condition, results of operations and prospects.

We may seek to enter into additional collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if we are, we may relinquish valuable rights and may not realize the benefits of such relationships.

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. We may not be successful in our efforts to establish such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may have to relinquish valuable rights to our future revenue streams, research programs, product candidates or AOC platform, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, the development or approval of a product candidate is delayed, the safety of a product candidate is questioned or the sales of an approved product candidate are unsatisfactory.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of Our Product Candidates

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of our products; and
•	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, if any of our product candidates are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless, in their independent medical judgment, prescribe it to their patients in a manner that is inconsistent with the approved label. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current U.S. administration may impact our business and industry. Namely, the current U.S. administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

The commercial success of our product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors and others in the medical community.

Our product candidates may not be commercially successful. Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety compared to other more-established products;
•	the indications for which our product candidates are approved;
•	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•	acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•	the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•

our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;
•	any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•	potential product liability claims;
•	the timing of market introduction of our products as well as competitive drugs;
•	the effectiveness of our or any of our current or potential future collaborators’ sales and marketing strategies; and
•	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, as our product candidates would be, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also required companies to enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Moreover, we are initially developing product candidates targeting rare muscle disorders with small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our products.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our business and our ability to develop and successfully commercialize products may be adversely affected.

The biotechnology and biopharmaceutical industries are characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In particular, there is intense competition amongst RNA targeted therapies. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect to face competition from existing products and products in development for each of our product candidates. With respect to AOC 1001, there are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma for the congenital phenotype of DM1; ERX-963, which is in early clinical development by Expansion Therapeutics, Inc. for the treatment of excessive daytime sleepiness in DM1; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; an antibody linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics.

Current treatments for muscle atrophy are primarily focused on nutritional intake and physical exercise. Other products in developments for muscle atrophy in cachexia include: adlumiz and AEZS-130, which are ghrelin agonists in a Phase 3 clinical trial by Helsinn Healthcare SA and a Phase 2 trial by Aeterna Zentaris Inc., respectively; GSK2881078, an androgen receptor modulator in Phase 2 clinical in development by GlaxoSmithKline plc; NGM120, a GSF15 inhibitor by NGM Biopharmaceuticals Inc.; and PF-06946860 in Phase 1 clinical development by Pfizer Inc.

Currently patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are two FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated phosphorodiamidate morpholino oligomer, or PMO, approved for DMD patients amenable to skipping Exon 51; and Vyondys 53 for the treatment of DMD patients amenable to skipping Exon 53. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta Therapeutics with SRP-5051, a peptide PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping 51, and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. In addition, several companies are developing gene therapies, including Milo Biotechnology (AAV1-FS344), Pfizer (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

There are currently no therapies to treat the underlying cause of facioscapulohumeral muscular dystrophy, or FSHD. Products currently in development to treat FSHD include: creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc. The only approved therapy for Pompe disease is Lumizyme (known as Myozyme outside of the United States), an ERT delivered by bi-weekly intravenous infusion, and marketed by Sanofi Genzyme. We are aware of multiple ERT therapies in clinical development, including AT-GAA, which uses a pharmacological chaperone, in a Phase 3 clinical trial by Amicus Therapeutics, Inc., and neoGAA in a Phase 3 clinical trial by Sanofi Genzyme. In addition, several companies are developing gene therapies, including Actus Therapeutics, Inc. (ACTUS101), Asklepios BioPharmaceutical, Inc. (AAV2/8-LSPhGAA), Audentes Therapeutics (AT845) and Spark Therapeutics, Inc. (SPK-3006).

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Dyne Therapeutics, Ionis Pharmaceuticals and Sarepta Therapeutics, as well as gene therapy and CRISPR approaches.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products or technological approaches may make any products we develop, or our AOC platform, obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our product candidates. If we obtain regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

•	different regulatory requirements for approval of drugs in foreign countries;
•	reduced protection for intellectual property rights;
•	the existence of additional third-party patent rights of potential relevance to our business;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is common;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Risks Related to Our Business Operations and Industry

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our product candidates, which may change from time to time;
•	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products;
•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•	the timing and amount of the milestone or other payments we may receive under the Lilly Agreement;
•	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•	the level of demand for any approved products, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies; and
•

the timing and success or failure of preclinical studies or clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Arthur Levin, Ph.D., our Chief Scientific Officer, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses, particularly in the San Diego area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 42 full-time employees as of June 30, 2020. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We are subject to various federal, state and foreign healthcare and privacy laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare and privacy laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti- Kickback Statute or specific intent to violate it in order to have committed a violation;

•

the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse midwives;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;

•

some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures;

•

some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives; and

•

foreign, federal and state data privacy, data security, and data breach notification laws, regulations, standards, and codes of conduct that may govern the collection, use, disclosure and protection of health-related and other personal information. HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information.  HIPAA requires covered entities to limit the use and disclosure of protected health information. The U.S. federal government may impose civil, criminal and administrative fines and penalties and/or additional reporting or oversight obligations for a violation of HIPAA’s requirements. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities, created tiers of civil monetary penalties, makes civil or criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions to enforce HIPAA and seek attorneys’ fees and costs. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by federal law, and may have a more prohibitive effect than federal law, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare program.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expands eligibility criteria for Medicaid programs; expands the entities eligible for discounts under the Public Health program; increases the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current U.S. administration to repeal or replace certain aspects of the ACA. For example, H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (commonly referred to as the individual mandate.). On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments, which are expected to occur in the fall. On June 25, 2020, the Department of Justice filed a brief for the federal respondents arguing the individual mandate is unconstitutional, and due to the inseverability of the remaining provisions, the entire Affordable Care Act must be invalidated. It is unclear how such litigation and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020 as implemented under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current U.S. administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. Although a number of these and other measures may require additional authorization to become effective, Congress and the current U.S. administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

We and any of our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We and any of our third-party manufacturers or suppliers and current or potential future collaborators will use biological materials, potent chemical agents and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of our management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	significant negative financial impact;
•	the inability to commercialize our product candidates; and
•	a decline in our stock price.

We currently do not hold product liability insurance coverage, but will need to obtain this insurance coverage prior to commencing clinical trials of our product candidates. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers’ compensation, products liability, malicious invasion of our electronic systems, and clinical trials, and directors’ and officers’, employment practices and fiduciary liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

We and any of our current and potential future collaborators will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we or any of our current and potential future collaborators are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and such collaborators report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our current or potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we or any of our current or potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats (such as denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

Any security breach or other incident, whether real or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors—We, our collaborators and our service providers may be subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs and our failure to comply with them could subject us to potentially significant fines or penalties and otherwise harm our business.”

Our business is subject to risks arising from the recent global outbreak of COVID-19 and other epidemic diseases.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, collaborators and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have closed our executive offices with our administrative employees continuing their work remotely and limited the number of staff in our research and development laboratories. To date we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our product candidates to clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products or mAbs for our product candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak could also potentially affect the business of the FDA, EMA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured.

We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our business could be affected by litigation, government investigations and enforcement actions.

We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

Legal proceedings, government investigations and enforcement actions can be expensive and time consuming. An adverse outcome resulting from any such proceeding, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

These transactions may never be successful and may require significant time and attention of our management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.

On March 27, 2020, the CARES Act was signed into law to address the COVID-19 crisis. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes numerous U.S. federal income tax provisions, including the modification of: (i) net operating loss, or NOL, rules (as discussed below), (ii) the alternative minimum tax refund and (iii) business interest deduction limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended, or the Code.

The Tax Act also significantly changed the U.S. federal income taxation of U.S. corporations. The Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or the IRS, which have lessened or increased certain adverse impacts of the Tax Act and may continue to do so in the future. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to work with our tax advisors and auditors to determine the full impact the Tax Act and the CARES Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to both the Tax Act and the CARES Act and the potential tax consequences of investing in our common stock.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2019, we had federal and state NOL carryforwards of approximately $15.3 million and $15.0 million, respectively.

Under the Tax Act, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely. Under the CARES Act, NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Because we had no taxable income in our tax year ended December 31, 2019, which was our first corporate tax year, we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOL carryforwards, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our initial public offering, or IPO, that was completed in June 2020 or future offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our therapeutic programs and other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic programs and other proprietary technologies we may develop may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our therapeutic programs and other proprietary technologies we may develop. We seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to our therapeutic programs and other proprietary technologies we may develop. If we are unable to obtain or maintain patent protection with respect to our therapeutic programs and other proprietary technologies we may develop, our business, financial condition, results of operations and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection against competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art.

Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect our therapeutic programs and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products.

Moreover, the claim coverage in a patent application can be significantly reduced before the patent is granted. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents issuing from our patent applications may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether our therapeutic programs and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, given the amount of time required for the development, testing and regulatory review of our therapeutic programs and eventual product candidates, patents protecting the product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our therapeutic programs and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on our therapeutic programs and other proprietary technologies we may develop in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in U.S. and other jurisdictions.

Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent.

After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our therapeutic programs and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents issuing from those patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our therapeutic programs and other proprietary technologies we may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we initiated legal proceedings against a third party to enforce a patent covering our therapeutic programs and other proprietary technologies we may develop, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our therapeutic programs and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our therapeutic programs and other proprietary technologies we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

If we do not obtain patent term extension for our product candidate, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension, or PTE, of up to five years as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate, or SPC.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our therapeutic programs and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our therapeutic programs and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our therapeutic programs and other proprietary technologies we may develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to our AOC platform and development programs, we consider trade secrets and know-how to be one of our important sources of intellectual property, including our extensive knowledge of the modulation of RNA processes using oligonucleotides and siRNA, oligonucleotide drug delivery techniques and antibody conjugation. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how in connection with our AOC platform, development programs and other proprietary technology we may develop may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academic and industry.

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing our product candidate. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our therapeutic programs and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees.

We may not be successful in obtaining necessary rights to any product candidate we may develop through acquisitions and in-licenses.

We currently solely own intellectual property rights covering our therapeutic programs. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our therapeutic programs and other proprietary technologies we may develop.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violations against us or our collaborators may prevent or delay the development and commercialization of our therapeutic programs and other proprietary technologies we may develop.

Our commercial success depends in part on our ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have also been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are commercializing or plan to commercialize our therapeutic programs and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our therapeutic programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our therapeutic programs and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our therapeutic programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our planned products. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.

In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. In this case, the holders of such patents may be able to block our ability to commercialize the infringing products or technologies unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidate or technologies, which could harm our business significantly. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further develop our product candidate and commercialize our product, if approved, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

Engaging in litigation defending against third parties alleging infringement of patent and other intellectual property rights is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Third parties, such as a competitor, may infringe our patent rights. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the invention at issue on the grounds that the patent does not cover the technology in question. In addition, our patent rights may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. An adverse result in any litigation proceeding could put our patent rights at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we have proposed to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain name or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidate or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•	we might not have been the first to make the inventions covered by our current or future patent applications;
•	we might not have been the first to file patent applications covering our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our current or future patent applications will not lead to issued patents;
•	any patent issuing from our current or future patent applications may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may harm our business; and
•

we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

We partially depend on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

We are dependent, in part, on patents, know-how and proprietary technology licensed from others. Our licenses to such patents, know-how and proprietary technology may not provide exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. The agreements under which we license patents, know-how and proprietary technology from others are complex, and certain provisions in such agreements may be susceptible to multiple interpretations.

For example, we are a party to an exclusive option agreement to obtain an exclusive worldwide license with the University of Alberta, pursuant to which we have the option to in-license key patent applications for our Exon 51 skipping AOC for DMD and future product candidates. If we decide to exercise this option, this agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us and any future license agreements we enter into may do the same. If we fail to comply with obligations under any license agreements, our licensors may have the right to terminate our license, in which event we would not be able to develop or market technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We do not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our licensors regarding intellectual property subject to a license agreement could include disputes regarding:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our AOC platform, or AOC products, or we could lose other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

For example, our agreements with certain of our third-party research partners provide that improvements developed in the course of our relationship may be owned solely by either us or our third-party research partner, or jointly between us and the third party. If we determine that rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to use the improvements and continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business financial condition, results of operations and prospects could suffer.

We, our collaborators and our service providers may be subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs and our failure to comply with them could subject us to potentially significant fines or penalties and otherwise harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal information. Guidance on implementation and compliance practices are often updated or otherwise revised.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, the regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act impose privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. The HIPAA breach notification rule mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the FTC failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

In the European Union, in May 2018, a new privacy regime, the General Data Protection Regulation, the GDPR, took effect in the European Economic Area, the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom’s departure from the EU on January 31, 2020. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

Our use of open source software could impose limitations on our ability to commercialize our product candidates.

Our use of open source software could impose limitations on our ability to commercialize our product candidates. As a result, as we seek to use our platform in connection with commercially available products, we may be required to license that software under different license terms, which may not be possible on commercially reasonable terms, if at all. If we are unable to license software components on terms that permit its use for commercial purposes, we may be required to replace those software components, which could result in delays, additional cost and additional regulatory approvals.

Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the software code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that those licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our product candidates. We could be required to seek licenses from third parties in order to continue offering our product candidates, to re-engineer our product candidates or to discontinue the sale of our product candidates in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Common Stock

Prior to our IPO, there was no public market for our common stock, and an active, liquid and orderly market for our common stock may not be maintained.

Prior to our IPO, there was no public market for our common stock. Our common stock only recently began trading on the Nasdaq Global Market, or Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

•	results of our preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	our ability to enroll subjects in our future clinical trials;
•	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems;
•	the success or failure of our efforts to develop, acquire or license additional product candidates;
•	innovations, clinical trial results, product approvals and other developments regarding our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;

•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

At June 30, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 30.3% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

In connection with our IPO, our directors and executive officers and holders of substantially all of our outstanding securities entered into lock-up agreements with the underwriters pursuant to which they may not, with limited exceptions, for a period of 180 days from the date of the prospectus for the IPO, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of Cowen and Company, LLC, SVB Leerink LLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. The underwriters may permit our officers, directors and other securityholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements at any time in their sole discretion. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market, of which shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.

The holders of 19,957,505 shares of our outstanding common stock, or approximately 53% of our total outstanding common stock based on shares outstanding as of June 30, 2020, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting and the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to Sarbanes-Oxley;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no securities or industry analysts commence or continue coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in the process of upgrading our information technology systems; implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•

the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•

the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2020, certain of our employees and consultants were granted options to purchase an aggregate of 345,706 shares of common stock at an exercise price of $8.82 per share. The stock options were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

Use of Proceeds

On June 11, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-238612), as amended, filed in connection with our IPO. Our IPO closed on June 16, 2020, and we issued and sold 16,560,000 shares of our common stock at a price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from our IPO of $298.1 million, before deducting underwriting discounts, commissions and estimated offering costs of $24.0 million. The managing underwriters of the offering were Cowen and Company, LLC, SVB Leerink LLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of June 30, 2020, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

On June 30, 2020, we made a prepayment of $3.3 million under our LSA, which amount was used to prepay (i) the remaining outstanding principal balance under the LSA of $2.8 million, plus all accrued and unpaid interest thereon, (ii) a final payment of approximately $0.5 million and (iii) a prepayment fee of $28,000. In connection with our prepayment, the LSA was terminated, and there are no further liens on any of our assets under the LSA. See Note 5 (Debt) in the accompanying unaudited condensed financial statements for additional information regarding the material terms and conditions of the LSA.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1	5/22/2020	3.3
3.2	Amended and Restated Bylaws	S-1	5/22/2020	3.4
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
4.3	Participation Rights Letter Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited	S-1	5/22/2020	4.3
4.4	Warrant issued to Silicon Valley Bank, dated August 7, 2015	S-1	5/22/2020	4.4
4.5	Warrant issued to Silicon Valley Bank, dated June 9, 2017	S-1	5/22/2020	4.5
10.1#	Avidity Biosciences, Inc. 2020 Incentive Award Plan, including form of stock option grant notice and stock option agreement thereunder	S-1/A	6/8/2020	10.2
10.2#	Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan	S-1/A	6/8/2020	10.3
10.3#	Non-Employee Director Compensation Program	S-1/A	6/8/2020	10.4
10.4#	Employment Letter Agreement, dated May 15, 2020, by and between Sarah Boyce and Avidity Biosciences, Inc.	S-1	5/22/2020	10.5
10.5#	Employment Letter Agreement, dated May 15, 2020, by and between Joseph Baroldi and Avidity Biosciences, Inc.	S-1	5/22/2020	10.6
10.6#	Employment Letter Agreement, dated May 15, 2020, by and between Arthur A. Levin and Avidity Biosciences, Inc.	S-1	5/22/2020	10.7
10.7#	Employment Letter Agreement, dated May 14, 2020, by and between Michael F. MacLean and Avidity Biosciences, Inc.	S-1	5/22/2020	10.8
10.8#	Form of Indemnification Agreement for Directors and Officers	S-1	5/22/2020	10.11
10.9	Lease Agreement, dated June 1, 2020, by and between ARE-SD Region No. 44, LLC and Avidity Biosciences, Inc.	S-1/A	6/8/2020	10.15
10.10	Lease Agreement, dated March 31, 2014, as amended, by and between ARE-10933 North Torrey Pines, LLC and Avidity Biosciences, Inc.	S-1/A	6/8/2020	10.14
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

#	Indicates management contract or compensatory plan.
*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avidity Biosciences, Inc.

Date: August 11, 2020	By:	/s/ Sarah Boyce
Sarah Boyce
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Michael F. MacLean
Michael F. MacLean
Chief Financial Officer (Principal Financial and Accounting Officer)