Form 10-Q
period 2020-09-30
Avidity Biosciences, Inc.
filed 2020-11-10
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 20, 2020, the registrant had 37,526,631 shares of common stock outstanding.

Avidity Biosciences, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

Avidity Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except par value)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$341,142	$94,578
Prepaid and other assets	3,155	1,098
Total current assets	344,297	95,676
Property and equipment, net	1,295	631
Restricted cash	124	—
Other assets	417	600
Total assets	$346,133	$96,907
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$6,328	$2,308
Accrued compensation	2,132	1,314
Deferred revenue, current portion	5,220	3,840
Long-term debt, current portion	—	2,774
Total current liabilities	13,680	10,236
Lease liabilities, net of current portion	689	393
Deferred revenue, net of current portion	11,600	15,100
Long-term debt, net of current portion	—	1,770
Other long-term liabilities	—	45
Total liabilities	25,969	27,544
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; authorized shares - none and 38,055 at September 30, 2020 and December 31, 2019, respectively; issued and outstanding – none and 37,267 at September 30, 2020 and December 31, 2019, respectively	—	134,720
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, authorized shares – 40,000 and none at September 30, 2020 and December 31, 2019, respectively; issued and outstanding shares – none	—	—
Common stock, $0.0001 par value; authorized shares – 400,000 and 52,042 at September 30, 2020 and December 31, 2019, respectively; issued and outstanding shares – 37,527 and 2,989 at September 30, 2020 and December 31, 2019, respectively	4	—
Additional paid-in capital	370,425	(43,172)
Accumulated deficit	(50,265)	(22,185)
Total stockholders’ equity (deficit)	320,164	(65,357)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$346,133	$96,907

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$1,746	$650	$4,645	$874
Operating expenses:
Research and development	9,455	5,099	23,983	8,894
General and administrative	3,757	757	8,646	3,265
Total operating expenses	13,212	5,856	32,629	12,159
Loss from operations	(11,466)	(5,206)	(27,984)	(11,285)
Other income (expense):
Interest income	27	—	188	—
Interest and other expense	—	(1,462)	(209)	(3,049)
Change in fair value of preferred warrant liability	—	—	(75)	1
Total other income (expense)	27	(1,462)	(96)	(3,048)
Net loss	$(11,439)	$(6,668)	$(28,080)	$(14,333)
Net loss per share, basic and diluted	$(0.31)	$(2.43)	$(1.72)	$(5.32)
Weighted-average shares outstanding, basic and diluted	37,420	2,739	16,361	2,692

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock/Units and Stockholders'/Members’ Equity (Deficit)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	37,267	$134,720	2,989	$—	$(43,172)	$(22,185)	$(65,357)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	41	—	16	—	16
Vesting of early exercise options	—	—	—	—	14	—	14
Issuance of Series C convertible preferred stock, net of issuance costs of $100	538	2,200	—	—	—	—	—
Stock-based compensation	—	—	—	—	449	—	449
Net loss	—	—	—	—	—	(6,085)	(6,085)
Balance at March 31, 2020	37,805	$136,920	3,030	$—	$(42,693)	$(28,270)	$(70,963)
Vesting of early exercise options	—	—	—	—	34	—	34
Issuance of common stock in initial public offering, net of issuance costs of $24,026	—	—	16,560	2	274,052	—	274,054
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(37,805)	(136,920)	17,921	2	136,918	—	136,920
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	—	—	—	—	120	—	120
Cashless exercise of common stock warrants	—	—	16	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	687
Net loss	—	—	—	—	—	(10,556)	(10,556)
Balance at June 30, 2020	—	$—	37,527	$4	$369,118	$(38,826)	$330,296
Vesting of early exercise options	—	—	—	—	11	—	11
Stock-based compensation	—	—	—	—	1,296	—	1,296
Net loss	—	—	—	—	—	(11,439)	(11,439)
Balance at September 30, 2020	—	$—	37,527	$4	$370,425	$(50,265)	$320,164

Avidity Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock/Units and Stockholders'/Members’ Equity (Deficit)

(in thousands)

(unaudited)

	Preferred Units		Convertible Preferred Stock		Common Units		Common Stock		Additional Paid-in	Accumulated	Predecessor's	Total Stockholders’/ Members'
	Units	Amount	Shares	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit
Balance at December 31, 2018	12,459	$32,693	—	$—	2,842	$426	—	$—	$—	$—	$(41,555)	$(41,129)
Distribution to members	—	(106)	—	—	—	—	—	—	—	—	—	—
Issuance of common units upon exercise of unit options	—	—	—	—	78	39	—	—	—	—	—	39
Vesting of early exercise options	—	—	—	—	—	5	—	—	—	—	—	5
Stock-based compensation	—	—	—	—	—	17	—	—	—	—	—	17
Net loss to date of conversion	—	—	—	—	—	—	—	—	—	—	(2,549)	(2,549)
Balance at March 31, 2019	12,459	$32,587	—	$—	2,920	$487	—	$—	$—	$—	$(44,104)	$(43,617)
Conversion from LLC to C corporation	(12,459)	(32,587)	12,459	32,587	(2,920)	(487)	2,920	—	(43,617)	—	44,104	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	7	—	3	—	—	3
Vesting of early exercise options	—	—	—	—	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	(5,116)	—	(5,116)
Balance at June 30, 2019	—	$—	12,459	$32,587	—	$—	2,927	$—	$(43,582)	$(5,116)	$—	$(48,698)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	48	—	16	—	—	16
Vesting of early exercise options	—	—	—	—	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	22	—	—	22
Net loss	—	—	—	—	—	—	—	—	—	(6,668)	—	(6,668)
Balance at September 30, 2019	—	$—	12,459	$32,587	—	$—	2,975	$—	$(43,542)	$(11,784)	$—	$(55,326)

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(28,080)	$(14,333)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	258	265
Stock-based compensation expense	2,432	55
Amortization of discounts and loan issuance costs	29	57
Noncash interest expense	110	2,764
Change in fair value of preferred warrant liability	75	(1)
Changes in operating assets and liabilities:
Prepaid and other assets	(2,060)	(864)
Accounts payable and accrued liabilities	4,373	92
Accrued compensation	818	(67)
Operating lease right-of-use assets and liabilities, net	121	(59)
Deferred revenue	(2,120)	19,600
Net cash (used in) provided by operating activities	(24,044)	7,509
Cash flows from investing activities
Purchases of property and equipment	(855)	(144)
Net cash used in investing activities	(855)	(144)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, gross	298,080	—
Payment of issuance costs related to initial public offering	(24,026)	—
Proceeds from exercise of stock options/units, net of repurchases	16	58
Payments on long-term debt	(4,683)	(2,100)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	2,200	—
Proceeds from issuance of convertible notes, net of issuance costs	—	19,451
Net cash provided by financing activities	271,587	17,409
Net increase in cash, cash equivalents and restricted cash	246,688	24,774
Cash, cash equivalents and restricted cash at beginning of period	94,578	3,090
Cash, cash equivalents and restricted cash at end of period	$341,266	$27,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$571	$261

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$676	$807
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$67	$21
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$136,920	$—
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	$120	$—

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

Initial Public Offering

On June 16, 2020, the Company completed its initial public offering (IPO) in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were $274.1 million.

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

Liquidity

As of September 30, 2020, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of September 30, 2020, the Company had an accumulated deficit of $50.3 million and cash and cash equivalents of $341.1 million.

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

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 31, 2019	$45
Change in fair value	75
Reclassification of preferred stock warrant liability to stockholders’ equity	(120)
Balance at September 30, 2020	$—

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 106,202 and 137,767 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2020, respectively, and 195,378 and 221,266 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2019, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2020	2019
Convertible preferred stock	—	5,906
Warrant to purchase convertible preferred stock	—	8
Warrant to purchase common stock	—	9
Common stock options issued and outstanding	3,545	230
Common stock subject to repurchase or forfeiture	92	213
ESPP shares pending issuance	19	—
Total	3,656	6,366

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

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through September 30, 2020, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. In connection with the Lilly Agreement, the Company recognized revenue of $1.7 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $4.6 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, and had deferred revenue of $16.8 million and $18.9 million as of September 30, 2020 and December 31, 2019, respectively.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2019	$18,940
Revenue recognized	(2,120)
Balance at September 30, 2020	$16,820

Concurrently with the execution of the Lilly Agreement, the Company issued a convertible promissory note to Lilly. In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the note converted into 4,576,342 shares of Series C convertible preferred stock. See Note 6 (Convertible Notes) for further discussion.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$2,645	$1,755
Computers and software	91	65
Office furniture and equipment	43	37
Leasehold improvements	417	417
Property and equipment, gross	3,196	2,274
Less accumulated depreciation	(1,901)	(1,643)
Total property and equipment, net	$1,295	$631

Depreciation expense related to property and equipment was $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

5.	Debt

The Company’s debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Current liabilities:
Term loans	$—	$2,800
Unamortized debt issuance costs	—	(25)
Unamortized debt discount	—	(1)
Loans payable, net of issuance costs and discount	—	2,774

Non-current liabilities:
Term loans	—	1,400
Accrued end of term fees	—	374
Unamortized debt issuance costs	—	(4)
Loans payable, net of issuance costs and discount	—	1,770
Total loans payable, net of issuance costs and discount	$—	$4,544

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

The Term C Loan was scheduled to mature on June 1, 2021 and bore interest at an adjustable annual rate of the prime rate per the Wall Street Journal plus one-fifth of one percent (0.20%). The LSA Amendment provided an extension of the interest only period through June 1, 2019, upon the Term D Loan advance. Beginning July 1, 2019, the Company was required to repay the principal amount in 36 equal monthly installments, in addition to the monthly interest payment. In addition, a final payment of 6.5% of the funded amount, or $0.3 million, was due on the maturity date. The final payment fee was accrued as interest expense over the term of the loan and recorded in long-term debt, net of current portion.

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

As of September 30, 2020, the Company’s ROU assets and liabilities related to the 2014 Lease and the Temporary Lease are as follows (in thousands):

ROU assets (included in other assets)	$373

Lease liabilities, current portion (included in accounts payable and accrued liabilities)	$—
Lease liabilities, net of current portion	689
Total lease liabilities	$689

Maturities of the lease liabilities due under the 2014 Lease and the Temporary Lease are as follows (in thousands):

Remaining in 2020	$—
2021	12
2022	149
2023	154
2024	158
2025	163
2026	83
Total lease payments	719
Less imputed interest	(30)
Total operating lease liabilities	689
Less lease liabilities, current portion	—
Lease liabilities, net of current portion	$689

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid included in operating cash flows	$163	$286

Rent expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating leases	$119	$75	$285	$226
Short-term lease	9	—	27	—
Total rent expense	$128	$75	$312	$226

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

In June 2020, the Board of Directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Board of Directors. At September 30, 2020, 3,107,424 shares remain available for issuance under the 2020 Plan.

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

Stock option activity for employee and nonemployee awards and related information is as follows (options in thousands):

	Number	Weighted- Average Exercise Price
Outstanding at December 31, 2019	1,667	$1.08
Granted	2,035	12.13
Exercised	(106)	0.44
Forfeited	(51)	1.24
Outstanding at September 30, 2020	3,545	$7.44

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. A total of 325,000 shares of common stock was initially reserved for issuance under the ESPP. As of September 30, 2020, the Company has not issued any shares under the ESPP. The Company had an outstanding liability of $0.3 million at September 30, 2020, which is included in accounts payable and accrued liabilities on the balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option/unit grants were as follows:

Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.3% - 1.5%	1.4% - 2.7%
Expected volatility	88% - 92%	84% - 88%
Expected term (in years)	5.4 - 6.1	2.0 - 5.5
Expected dividend yield	—%	—%

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$565	$6	$850	$22
General and administrative expense	731	16	1,582	33
Total stock-based compensation expense	$1,296	$22	$2,432	$55

As of September 30, 2020, the unrecognized compensation cost related to outstanding time-based options was $23.1 million, which is expected to be recognized over a weighted-average period of 3.3 years.

9.	COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on the Company’s preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. In response to the COVID-19 outbreak, the Company has closed its executive offices with its administrative employees continuing their work remotely and limited the number of staff in its research and development laboratories. To date, the Company has not experienced material disruptions in its business operations. However, a prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the three and nine months ended September 30, 2020. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

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

Overview

We are pioneering a new class of oligonucleotide-based therapies called Antibody Oligonucleotide Conjugates, or AOCs, designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine the tissue selectivity of monoclonal antibodies, or mAbs, and the precision of oligonucleotide therapies in order to access previously undruggable tissue and cell types and more effectively target underlying genetic drivers of diseases. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and our muscle franchise consists of five programs. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, a rare monogenic muscle disease. We expect to submit an investigational new drug application, or IND, for AOC 1001 in 2021 and plan to initiate a Phase 1/2 clinical trial by the end of the same year. We also intend to advance AOC product candidates in our four other muscle programs focused on the treatment of muscle atrophy, Duchenne muscular dystrophy, or DMD, facioscapulohumeral muscular dystrophy and Pompe disease. In addition to our muscle franchise, we have development efforts focused on immune and other cell types.

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through September 30, 2020, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred units/stock and convertible notes, $29.1 million from funding under collaboration and research services agreements, and $7.0 million from loans from Silicon Valley Bank, or SVB, under a Loan and Security Agreement, as amended, or the LSA. As of September 30, 2020, we had cash and cash equivalents of $341.1 million.

We have incurred operating losses in each year since inception. Our net losses were $24.7 million and $11.2 million for the years ended December 31, 2019 and 2018, respectively, and $28.1 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $50.3 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
External costs	$5,442	$3,245	$14,991	$3,758

Internal costs:
Employee-related expenses	2,641	946	5,946	3,326
Facilities and other costs	1,372	908	3,046	1,810
Total internal costs	4,013	1,854	8,992	5,136
Total research and development expenses	$9,455	$5,099	$23,983	$8,894

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

Interest Expense

Interest expense consists of cash and non-cash interest expense associated with our previously outstanding financing arrangements, which included borrowings under the LSA and convertible notes with certain of our investors.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Increase
	2020	2019	(decrease)
Revenue	$1,746	$650	$1,096
Research and development expenses	9,455	5,099	4,356
General and administrative expenses	3,757	757	3,000
Other income (expense)	27	(1,462)	1,489

Revenue

Revenue was $1.7 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. Revenue during both periods was derived from the Lilly Agreement, which was entered into in April 2019. The increase was due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $9.5 million for the three months ended September 30, 2020 compared to $5.1 million for the three months ended September 30, 2019. The increase was primarily driven by the advancement of AOC 1001 and our other programs, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2020 compared to $0.8 million for the three months ended September 30, 2019. The increase was primarily due to higher personnel costs (including noncash stock-based compensation), professional fees and insurance costs related to being a public company, as well as higher patent filing fees.

Other Income (Expense)

Other income was $27,000 for the three months ended September 30, 2020 compared to other expense of $1.5 million for the three months ended September 30, 2019. The change was primarily related to reduced interest expense as a result of the November 2019 conversion of all outstanding convertible notes into convertible preferred stock, which was subsequently converted into common stock in connection with our IPO.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,		Increase
	2020	2019	(decrease)
Revenue	$4,645	$874	$3,771
Research and development expenses	23,983	8,894	15,089
General and administrative expenses	8,646	3,265	5,381
Other income (expense)	(96)	(3,048)	2,952

Revenue

Revenue was $4.6 million for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. Revenue during both periods was derived from the Lilly Agreement, which was entered into in April 2019. The increase was due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $24.0 million for the nine months ended September 30, 2020 compared to $8.9 million for the nine months ended September 30, 2019. The increase was primarily driven by the advancement of AOC 1001 and our other programs, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the nine months ended September 30, 2020 compared to $3.3 million for the nine months ended September 30, 2019. The increase was primarily due to higher personnel costs (including noncash stock-based compensation), professional fees and insurance costs related to being a public company, as well as higher patent filing fees.

Other Income (Expense)

Other expense was $0.1 million for the nine months ended September 30, 2020 compared to $3.0 million for the nine months ended September 30, 2019. The change was primarily related to reduced interest expense as a result of the November 2019 conversion of all outstanding convertible notes into convertible preferred stock, which was subsequently converted into common stock in connection with our IPO.

Liquidity and Capital Resources

Sources of Liquidity

In June 2020, we completed our IPO of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through September 30, 2020, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred units/stock and convertible notes, $29.1 million from funding under collaboration and research services agreements, and $7.0 million from loans from SVB under the LSA. As of September 30, 2020, we had cash and cash equivalents of $341.1 million.

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

Future Capital Requirements

As of September 30, 2020, we had cash and cash equivalents of $341.1 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 36 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(24,044)	$7,509
Investing activities	(855)	(144)
Financing activities	271,587	17,409
Net increase in cash, cash equivalents and restricted cash	$246,688	$24,774

Operating Activities

Cash used in operating activities was $24.0 million for the nine months ended September 30, 2020, which consisted primarily of cash used to fund our operations related to the development of AOC 1001 and our other programs. Cash provided by operating activities was $7.5 million for the nine months ended September 30, 2019, which consisted primarily of the $20.0 million upfront fee related to the Lilly Agreement, partially offset by cash used to fund our operations related to the development of AOC 1001 and our other programs.

Investing Activities

Net cash used in investing activities was $0.9 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, which consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $271.6 million for the nine months ended September 30, 2020, which consisted primarily of net proceeds from our IPO and net proceeds from the sale of shares of our Series C convertible preferred stock, partially offset by payments related to the LSA. Net cash provided by financing activities was $17.4 million for the nine months ended September 30, 2019, which consisted primarily of net proceeds from the issuance of convertible notes, partially offset by payments related to the LSA.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. Our estimates are based on our historical experience, trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions. As of September 30, 2020, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Prospectus.

Contractual Obligations and Commitments

As of September 30, 2020, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in the Prospectus.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On June 11, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-238612), as amended, filed in connection with our IPO. Our IPO closed on June 16, 2020, and we issued and sold 16,560,000 shares of our common stock at a price to the public of $18.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from our IPO of $298.1 million, before deducting underwriting discounts, commissions and offering costs of $24.0 million. The managing underwriters of the offering were Cowen and Company, LLC, SVB Leerink LLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of September 30, 2020, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1	5/22/2020	3.3
3.2	Amended and Restated Bylaws	S-1	5/22/2020	3.4
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
10.1#	Employment Agreement, dated July 6, 2020, by and between Jae B. Kim, M.D., and Avidity Biosciences, Inc.				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Avidity Biosciences, Inc.

Date: November 10, 2020	By:	/s/ Sarah Boyce
Sarah Boyce
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Michael F. MacLean
Michael F. MacLean
Chief Financial Officer (Principal Financial Officer)