Form 10-K
period 2020-12-31
Avidity Biosciences, Inc.
filed 2021-03-15
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-39321

AVIDITY BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1336960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10975 N. Torrey Pines Road, Suite 150 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 401-7900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RNA	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $887.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $28.26 per share.

As of February 26, 2021, the registrant had 37,584,600 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AVIDITY BIOSCIENCES, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2020

PART I

Forward-Looking Statements and Market Data

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the impact of COVID-19 on our business, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

This annual report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

We maintain a website at www.aviditybiosciences.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission, or SEC, are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

ITEM 1.  Business

We are pioneering a new class of oligonucleotide-based therapies called Antibody Oligonucleotide Conjugates, or AOCs, designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine the tissue selectivity of monoclonal antibodies, or mAbs, and the precision of oligonucleotide therapies in order to access previously undruggable tissue and cell types and more effectively target underlying genetic drivers of diseases. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and our muscle franchise consists of five programs. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, or DM1, a rare monogenic muscle disease. Following regulatory clearance, we plan to initiate a Phase 1/2 clinical trial of AOC 1001 in the second half of 2021. We also intend to advance AOC product candidates in our four other muscle programs focused on the treatment of facioscapulohumeral muscular dystrophy, or FSHD, Duchenne muscular dystrophy, or DMD, muscle atrophy and Pompe disease. In addition to our muscle franchise, we have development efforts focused on immune, cardiac and other cell types.

Our AOC Platform

Oligonucleotide therapeutics are designed based on genomic information to specifically inhibit or modify the expression of disease-related proteins and RNAs. Considerable progress has been made toward harnessing the potential of oligonucleotides, and multiple oligonucleotide therapies have been approved for the treatment of several diseases. However, in light of their physical properties, effective systemic delivery of oligonucleotides to a broad range of cells and organs has been one of the most significant factors limiting their utility. Our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques provide the foundation for our efforts to address some of the key limitations of oligonucleotide therapies. We collectively refer to the know-how and proprietary technology born out of this experience, and their systematic application in the design and development of our product candidates, as our AOC platform.

Using our AOC platform, we have established a framework for screening potential cell surface protein-mAb pairs to determine which pairs are well-suited to deliver oligonucleotides to specific cell types to induce pharmacologic changes. In addition to engineering optimized mAbs, we are able to engineer and deploy various types of oligonucleotides whose specific mechanisms of action are designed to modify RNA function in different ways. This flexibility allows us to use oligonucleotides tailored to have the potential to modulate a given disease process, and we further engineer our oligonucleotides to maximize their specificity, potency and stability. Beyond the specific mAb and oligonucleotide components of our engineered AOCs, we also optimize the antibody conjugate design, including the linker, for stability and durability.

We believe that the product candidates derived from our AOC platform will have the potential to offer the following distinct advantages:

●

Expand scope of diseases addressable with oligonucleotides: (i) utilize identified cell surface protein-antibody pairs to design oligonucleotides in order to address various previously undruggable tissue and cell types to induce pharmacologic changes in those tissues and cells; (ii) flexibility to deploy an appropriate oligonucleotide type for different diseases; and (iii) optimize all structural components of our AOCs for effective delivery—the oligonucleotide, the mAb and the antibody conjugate design.

●	Potential to mitigate toxicity by limiting drug exposure: (i) selection of the most potent oligonucleotide type; (ii) targeted delivery to tissues and cells; and (iii) infrequent administration.

●

Less frequent dosing: (i) ability to deliver oligonucleotides to tissues and cells at concentrations that produce pronounced and prolonged pharmacodynamic effects as observed in our preclinical models; and (ii) ability to select appropriate oligonucleotide mechanisms to maximize durability.

●

Readily reproducible and scalable: (i) AOCs synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides; and (ii) ability to use a single mAb across multiple programs provides significant leverage around development costs and timelines associated with each incremental muscle program. For example, we use the same mAb targeting TfR1 across all our muscle programs.

We are initially focused on muscle diseases for which we believe our AOC approach can overcome the limitations of current oligonucleotide therapies. For example, a single dose of an AOC administered to mice demonstrated a 95% reduction of target gene expression in mouse skeletal muscle, which in part led us to focus on developing a pipeline of AOCs in muscle diseases.

The first program in our muscle franchise is for the treatment of DM1 and we are developing our lead product candidate, AOC 1001, as a potentially disease-modifying therapeutic. DM1 is a monogenic, autosomal dominant, progressive disease that primarily affects skeletal and cardiac muscle and is caused by a mutation in the dystrophy myotonic protein kinase, or DMPK, gene product or DMPK RNA. DM1 is estimated to affect over 40,000 people in the United States and there are similar prevalence estimates for Europe. However, we believe that, consistent with other rare diseases, the patient population is currently underdiagnosed due to the lack of available therapies. AOC 1001 consists of a proprietary mAb that binds to a transporter protein, transferrin receptor 1, or TfR1, conjugated with a small interfering RNA, or siRNA, that is designed to address the underlying cause of DM1 by reducing the levels of DMPK RNA. In preclinical studies, we observed the ability of our AOC to deliver siRNAs to muscle cells, and reduce levels of messenger RNA, or mRNA, for the DMPK gene, the molecular driver of the disease, in a durable, dose-dependent manner, meaning a long-lasting effect that is proportional to the amount of the AOC administered. Following regulatory clearance, we plan to initiate a Phase 1/2 clinical trial of AOC 1001 in patients in the second half of 2021 to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and exploratory clinical measures associated with AOC 1001. Due to the lack of available therapies in this rare disease, should our trial be successful, we plan to explore the potential to advance AOC 1001 into registrational trials in order to expedite making AOC 1001 available for a patient population in severe need.

We also are developing AOCs to treat the underlying causes of FSHD, DMD, muscle atrophy and Pompe disease. FSHD is one of the most common forms of muscular dystrophy, with onset typically in teens and young adults. FSHD occurs in approximately one in every 20,000 individuals in the United States and we estimate that FSHD affects 16,000 to 38,000 people in the United States. However, we believe that, consistent with other rare diseases, the patient population is currently underdiagnosed due to the lack of available therapies. FSHD is caused by aberrant expression of a gene, double homeobox 4, or DUX4, in adult skeletal muscle and is characterized by progressive skeletal muscle loss. Our therapeutic strategy in FSHD is to use an AOC based on our proprietary mAb targeting TfR1, to deliver an siRNA targeted to the DUX4 mRNA. We are currently in the process of advancing our AOC FSHD program into investigational new drug application, or IND, enabling studies. Following additional preparatory preclinical studies and regulatory clearance, we plan to initiate clinical studies in 2022 to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and exploratory clinical measures associated with the AOC FSHD program. Due to the lack of available therapies in this rare disease, should our trial be successful, we plan to explore the potential to advance our AOC FSHD program into registrational trials in order to expedite making it available for a patient population in severe need.

Another program in our muscle franchise is for the treatment of DMD, which is the most common and severe form of muscular dystrophy and is progressive, irreversible and ultimately fatal. DMD occurs in approximately one in every 3,500 to 5,000 live male births and is estimated to affect 10,000 to 15,000 people in the United States. DMD is caused by mutations in the DMD gene that encodes for the gene product dystrophin, a protein critical for the normal function of muscle cells. These mutations lead to certain exons being misread resulting in the loss of function of the dystrophin protein. Our oligonucleotides are designed to promote the skipping of those exons to restore a functional version of the dystrophin protein. We are focusing our initial efforts on the development of AOCs for mutations amenable to skipping Exon 44, Exon 51 and Exon 45. We intend to conjugate the oligonucleotides to our proprietary mAb targeting TfR1. In a preclinical model of DMD, the mdx mouse model, we observed that treatment of mdx mice with an AOC caused a greater than 50-fold increase in exon skipping compared to an equimolar dose of the unconjugated oligonucleotide. We have three programs in development for DMD targeting Exon 44, Exon 51 and Exon 45. We are currently in the process of advancing our first program targeting Exon 44 into IND-enabling studies. Following additional preparatory preclinical studies and regulatory clearance, we plan to commence a clinical trial for our program targeting Exon 44 in 2022.

An additional program in our muscle franchise is for muscle atrophy. Muscle atrophy is the loss of skeletal muscle mass that leads to muscle weakness and physical disability and can be caused by malnutrition, medications, injury or diseases such as cachexia and many rare genetic muscle disorders.

Our product candidate will consist of our proprietary mAb targeting TfR1 conjugated with an siRNA designed to downregulate the levels of muscle RING-finger protein-1, or MuRF1, mRNA, a muscle-specific ubiquitin ligase, or E3 ligase, that has been shown to be upregulated upon induction of muscle atrophy. By targeting MuRF1, we have focused on an approach employing common effectors of both the catabolic and anabolic pathways associated with the degradation of protein in muscle cells, unlike prior attempts to find therapeutics that primarily addressed either catabolic or anabolic pathways. In preclinical studies, we observed that a single 3 mg/kg dose of the siRNA in our AOC resulted in a greater than 50% reduction in MuRF1 mRNA for over 20 weeks.  We are in the process of evaluating multiple disease models of muscle atrophy to identify an optimal development path in rare disease indications and/or in diseases that impact large patient populations. Our continued research activities will inform our view on the indications and development path to pursue.

We are also pursuing a program in Pompe disease, a rare muscle disease. Pompe disease is a autosomal recessive lysosomal storage disease caused by a mutation in the gene that encodes for acid alpha-glucosidase, or GAA, that results in the buildup of glycogen in the body’s cells, causing impairment of normal tissue and organ function. Pompe disease is currently treated with enzyme replacement therapy, or ERT, which does not adequately address the breakdown of muscle tissue associated with the disease. Our program in Pompe disease also utilizes an AOC based on our proprietary mAb targeting TfR1 to deliver an siRNA targeting the glycogen synthetase 1, or GYS1, mRNA to diminish the toxic accumulation of glycogen in muscle. We are in the process of developing a lead candidate for Pompe disease.

We also intend to pursue the development of AOCs in cell types in addition to muscle. In preclinical models, we observed the ability of AOCs not only to deliver to the liver, skeletal and cardiac muscle, but also to other tissue and cell types, including immune cells. For example, we have identified multiple receptor-antibody pairs that could be used in our AOCs in order to deliver siRNAs into different immune cells, including those related to immuno-oncology. In preclinical studies, we observed significant AOC-mediated mRNA knockdown in CD8+ and CD4+ tumor infiltrating lymphocytes and T-regs in vivo, while also observing no effect on mRNA levels in T or B cells in the spleen. These observations around the specificity and selectivity of our AOCs are the basis for our interest in exploring the utility of our AOCs in immunology. We plan to continue to invest in our AOC platform in order to explore the potential of our AOCs in previously inaccessible tissue and cell types in order to develop next generation oligonucleotide therapies.

We hold worldwide development and commercialization rights to all our muscle programs. We have a disciplined strategy to maximize the value of our pipeline whereby we plan to retain development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. In April 2019, we entered into a Research Collaboration and License Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, for the discovery, development and commercialization of AOCs directed to up to six mRNA targets initially in immunology and other select indications on a worldwide basis. In December 2020, we entered into a research collaboration with MyoKardia, a wholly-owned subsidiary of Bristol Myers Squibb, to evaluate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia's genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models.

We have assembled a management team with deep experience in the discovery, development and commercialization of RNA therapeutics, including an extensive knowledge of oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques. Our management team also has broad experience in the discovery, development and commercialization of products for rare diseases, including building clinical and commercial organizations that support the unique needs of the rare disease community.

Our Strategy

Our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options. Key elements of our strategy to achieve this goal are to:

●

Advance our lead product candidate AOC 1001 through clinical proof-of-concept to approval.  We are developing AOC 1001 for the treatment of DM1, a serious rare monogenic disease for which there are no available therapies. Therefore, we are highly focused on a development path that could enable us to deliver a therapy to patients in need as soon as possible. AOC 1001 is specifically designed to reduce levels of DMPK mRNA, the gene product that when mutated causes DM1. In preclinical studies, we observed the ability of our AOC to deliver siRNAs to muscle cells, and reduce levels of mRNA for the DMPK gene, the molecular driver of the disease, in a durable, dose-dependent manner. Following regulatory clearance, we plan to initiate a Phase 1/2 clinical trial in the second half of 2021. Assuming that the results of our Phase 1/2 clinical trial are positive, we plan to explore the potential to advance AOC 1001 into registrational trials in order to expedite making AOC 1001 available for a patient population in severe need.

●

Progress our FSHD and DMD programs into clinical development.  We are developing AOCs to treat the underlying causes of FSHD and DMD. Our therapeutic strategy in FSHD is to use an AOC based on our proprietary mAb targeting TfR1 to deliver an siRNA targeted to the DUX4 mRNA. For DMD, we employ oligonucleotides to promote the skipping of specific exons in order to address a number of specific mutations in the dystrophin gene. We have three AOC programs in preclinical development for DMD with the lead targeting Exon 44. In 2022, following regulatory clearance, we plan to commence clinical trials for both FSHD and the first program in DMD.

●

Advance our muscle atrophy program and an additional muscle disease program in preclinical development.  We are evaluating AOCs in multiple disease models in muscle atrophy to identify an optimal development path in rare disease indications and/or in diseases that impact large patient populations. By targeting MuRF1, a muscle-specific E3 ligase that has been shown to be upregulated upon induction of muscle atrophy, we are developing a solution employing common effectors of both the catabolic and anabolic pathways associated with the degradation of protein in muscle cells, unlike prior attempts to find a solution by addressing only one of these pathways. Our continued development activities will inform our view on the indications and development path to pursue. We have an additional muscle program in Pompe disease where we are continuing to explore the utility of AOCs on the premise that our AOCs are well-suited to address muscle diseases caused by aberrant expression of a single gene.

●

Expand our pipeline into additional tissue and cell types.  In preclinical models, we have observed the ability to deliver AOCs not only to the liver, skeletal and cardiac muscle, but also to immune cells and other tissue and cell types. In regards to potential in immuno-oncology, in preclinical studies we observed significant AOC-mediated mRNA reduction in CD8+ and CD4+ tumor infiltrating lymphocytes and T-regs in vivo. These observations with respect to the specificity and selectivity of our AOCs are the basis for our interest in exploring the utility of our AOCs in immunology and also serve as the basis for our collaboration with Lilly. We have recently entered into a collaboration with MyoKardia that will help us expand our therapeutic activities to include cardiac-specific indications. We plan to continue to invest in our AOC platform to explore the full potential of our AOCs in additional previously inaccessible tissue and cell types.

●

Independently commercialize any approved products in indications and geographies where we believe we can maximize value and pursue other options to realize the full potential of our platform.  We have a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. Our collaboration with Lilly is an example of where we believe that the development of certain immunology targets is well served by a strategic collaboration.

Our AOC Product Platform

Overview

We are pioneering a new class of oligonucleotide-based therapies called AOCs designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine the tissue selectivity of mAbs and the precision of oligonucleotide therapies in order to access previously undruggable tissue and cell types and more effectively target underlying genetic drivers of diseases. All of our oligonucleotides target disease-related RNA. RNA is a polymeric molecule essential in the coding, decoding, regulation and expression of genes. We have accumulated deep experience regarding oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques. We collectively refer to the know-how and proprietary technology born out of this experience, and their systematic application in the design and development of our product candidates, as our AOC Platform.

Evolution of Oligonucleotide Therapeutics

Oligonucleotide therapeutics are typically short strands of modified RNA or DNA that are manufactured by chemical synthesis. They are designed, based on genomic information using Watson and Crick base pairing rules, to inhibit or modify the expression of specific disease-related proteins and RNAs. Because mRNA serves as the template for synthesis of all proteins, modulating the levels or function of a disease-related RNA alters the production of disease-associated proteins in a highly specific fashion which, in turn, alters disease processes. When delivered to the cells where the functional change is needed, oligonucleotides have been shown to be effective at modifying the molecular basis of the disease.

Considerable progress has been made toward harnessing the potential of oligonucleotides, and multiple oligonucleotide therapies have been approved for the treatment of several diseases. However, in light of their physical properties, such as their size and water solubility, effective systemic delivery of oligonucleotides to a broad range of cells and organs has been one of the most significant factors limiting their utility.

Single-stranded phosphorothioate oligonucleotides (often referred to as antisense oligonucleotides, or ASOs) bind nonspecifically to plasma and cell surface proteins. As a result, ASOs accumulate in the liver and the kidney as part of the natural filtering function of those organs. However, even when the liver is the target organ for delivery, the ASO’s non-specific binding and uptake results in most of the drug being delivered to non-parenchymal cells rather than the true target for therapeutic activity, hepatic parenchymal cells. As a result, many early ASO-based therapeutics were limited to organs where site-specific delivery to cells was an effective therapeutic approach, for example by intrathecal administration to the central nervous system or by intravitreal administration to the retina.

Unlike ASOs, the physical properties of siRNA and phosphorodiamidate morpholino oligomers, or PMOs, render them so they can only weakly bind to either plasma or cell surface proteins. Thus, they are ultimately cleared rapidly from plasma by renal filtration, with fractional reabsorption in the kidney. If unconjugated, or unformulated, these oligonucleotides have minimal uptake into target organs. Therefore, they require high doses to be administered frequently that increase the potential for toxicity, while yielding limited activity.

Despite the limitations of these early unconjugated oligonucleotide technologies, companies have employed these approaches to commercialize oligonucleotide drugs that generated an aggregate of over two billion dollars of sales in 2019.

Following these early approaches, the field turned towards finding appropriate conjugates to aid in delivery of oligonucleotides in order to increase uptake. Third parties have conjugated PMO-based oligonucleotides to charged peptides in order to penetrate cells. These peptide PMOs, or PPMOs, help increase uptake into cells such as muscle, but clearance remains relatively rapid and the accumulation of these highly-charged, cell penetrating peptides has been associated with renal functional changes. In clinical trials, these compounds have not yet demonstrated an improvement in efficacy over unconjugated PMOs or established a long-term safety profile.

More recently, researchers have begun to engage proteins on cell surfaces to enhance the delivery of oligonucleotides using a process called receptor-mediated uptake. Conjugating sugar molecules, or GalNAc, to oligonucleotides in order to engage asiaglycoprotein, or ASGPR, a transporter protein expressed primarily on the surface of hepatic parenchymal cells, facilitates intracellular delivery of oligonucleotide therapeutics, resulting in increased efficiency as compared to unconjugated oligonucleotides. The emerging preclinical and clinical data around the GalNAc-ASGPR approach and recent FDA approval of givosiran, which uses this approach, supports the thesis that receptor-mediated uptake is a viable delivery strategy for oligonucleotides therapies.

In order to increase the uptake of oligonucleotides, efforts have also been made to use antibody conjugates as a means of delivering oligonucleotides into cells. Antibodies are naturally occurring proteins produced by the immune system that first identify and then neutralize or clear antigens, such as bacteria, viruses and other substances, by selectively binding to these foreign substances. A mAb is a single, homogeneous entity that recognizes a specific molecular entity, for example a cell surface protein. Today, mAbs are frequently engineered for desired characteristics, such as high selectivity and high affinity for their target cell surface proteins and, therefore, theoretically could facilitate the trafficking of oligonucleotide therapeutics into those cells. However, we believe that others have tried and failed to make viable antibody conjugated oligonucleotides because of the failure to optimize each of the mAb, the oligonucleotide and the antibody conjugate design. Finding the right transport protein and the right mAb requires an understanding of whether there is sufficient density of the targeted cell surface receptor to move the required number of therapeutic molecules into the cell and how to traffic the therapeutic molecules appropriately.

Overall, we believe the advancements in the oligonucleotide field support the hypothesis that delivery of oligonucleotides can be greatly enhanced by using appropriate conjugates that are recognized by specific proteins on the surface of cells.

Our Approach

Our AOC platform was developed out of our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques. Based on the data-driven hypothesis that the delivery of oligonucleotides can be greatly enhanced by using antibodies as conjugates, our scientists have established a framework for screening potential cell surface protein-mAb pairs to determine which pairs we believe are well suited to deliver active oligonucleotides to specific cell types. We have identified multiple cell surface protein-mAb pairs that can deliver oligonucleotides into various tissue and cell types to induce pharmacologic changes. For example, we have employed AOCs built on a scaffold of a mAb or mAb fragment that binds with high selectivity and affinity to TfR1 to deliver oligonucleotides to cell types outside of the liver, in particular to muscle.

Our AOC platform also affords us the option to deploy various types of oligonucleotides, including siRNAs and PMOs, whose specific mechanisms of action modify RNA function in different ways. This flexibility allows us to use oligonucleotides that are tailored to modulate a given disease process. Mechanisms of these oligonucleotides can range from reducing the expression of a disease-related RNA with siRNAs, to correction of aberrant processing of RNAs with splice modifying oligonucleotides.

In preclinical studies, our AOCs have demonstrated pharmacologic responses as measured by mRNA reduction in liver, skeletal muscle, cardiac muscle, B- and T-cells and lymphocyte subsets, as well as macrophages (see Figure 1 below).

Figure 1: Percent Reduction of Target Gene Expression

Different AOCs and controls were used in each cell type, which were studied independently. The mAb/siRNA for each tissue are as follows: Liver: ASGPR/Factor VII; Muscle/Heart: TfR1/myostatin; B Cells: TfR1/HPRT; Tregs: mAbx/HPRT; CD8+TILs: TfR1/SHP2; and Macrophages: Aby/HPRT.

Our AOC Platform Proprietary Chemistry

Successfully engineering an active AOC requires a sophisticated understanding of the precise characteristics of each of the components of the AOC, as well as their behavior when acting in concert. We have deployed significant know-how towards optimizing our AOCs, beginning with their individual oligonucleotide and mAb components.

Optimization of the oligonucleotide. We have engineered our oligonucleotides to maximize their stability, potency and specificity. For many of our applications, the oligonucleotide we employ is a double-stranded siRNA, comprised of a passenger and guide strand. Modifications to the passenger strand are designed to reduce loading into the RNA Induced Silencing Complex, or RISC, decreasing inadvertent RNA interference activity. In comparison, modifications to the guide strand, also known as the active strand, are designed to enhance RISC loading, increasing the potential for matching sequences in newly transcribed RNA. Following a match, enzymes in the RISC will cleave the targeted mRNA, thereby effectively destroying it and reducing disease-related RNA levels (see Figure 2 below). Our siRNAs have been stabilized to withstand the nucleases in lysosomes, enhancing their ability to escape the lysosome after AOC internalization and antibody degradation.

Figure 2: Mechanisms of Action of Oligonucleotides Used in our AOCs

In preclinical studies, we observed that AOCs in circulation were stable for at least seven days. The biologic activity of the AOC was independent of plasma circulation times because the AOCs were cleared from plasma more rapidly than tissues. Once delivered into cells, our oligonucleotide therapeutics were stabilized and, particularly when loaded into the RISC, had prolonged activity. In mice treated with our AOC, the half-life of siRNA in muscle tissue was approximately 12 days (see left panel of Figure 3 below). In comparison, the half-life of siRNA in RISC had a projected half-life of approximately 80 days, suggesting that, once in tissues, the siRNA is stabilized in RISC, prolonging the duration of action (see right panel of Figure 3 below).

Figure 3: Half-life of siRNA in Mice Muscle Tissue and RISC

Ln represents the logarithm of tissue concentration.

We believe that chemical modifications to the siRNA drive their long-lived pharmacologic activity. We observed that a single dose of 3 mg/kg of an siRNA in an AOC administered to mice reduced the level of muscle RING-finger protein-1, or MuRF1, the targeted mRNA in muscle, for more than five months (see Figure 4 below). We believe that these results suggest that AOCs for muscle diseases may be given as infrequent intravenous doses similar to those that are being used with other siRNA therapeutics in the liver.

Figure 4: Duration of Response to Single 3 mg/kg Dose

Gastrocnemius
MuRF1 mRNA
MuRF1 mRNA Level
(% PBS)
100
50
0
0
5
10
15
20
25
Week (Post single 3 mg/kg AOC Dose)

Data are expressed as mean (SE) compared to saline controls.

Optimization of the mAb. Because the mAb is the key delivery agent for our oligonucleotides, we are focused on identifying and tailoring mAbs to enhance their selectivity and minimize toxicity. For example, all our muscle programs employ our proprietary, effector function null, fully humanized IgG1 mAb targeting human TfR1. This antibody was selected to minimize interference with transferrin binding, minimizing alterations of iron uptake by the targeted cells. Further, our antibody is selective to TfR1 and does not cross-react with TfR2, which is widely expressed in the liver. Selectivity of our anti-transferrin receptor antibody for human and cynomolgus monkey TfR1 can be attributed to our antibody binding domain, to an epitope that is conserved between human TfR1 and cynomolgus monkey TfR1. To minimize antibody-dependent cell-mediated cytotoxicity, or ADCC, and complement fixation, we introduced mutations to eliminate effector functions. Reduction of ADCC has been shown for the lead clones. The final clone-expressing cell was selected based on high production yields and optimized physical and chemical properties. The selected mAb demonstrated good delivery into human skeletal muscle cells in vitro and favorable bioconjugation with an siRNA, and polyclonal versions of the mAb showed favorable delivery and pharmacodynamics in studies in cynomolgus monkeys.

Optimization of the antibody conjugate design. In addition to the oligonucleotide and the mAb, we have also optimized the conjugation of the two, including the linker. Our linkers are optimized for stability and durability, as evidenced by preclinical studies in which we observed enhanced stability of some linkers over others (see Figure 5 below).

Figure 5: AOCs with Different Linkers at 0.5 mg/kg

Plasma siRNA conc. (%ID)
100
10
1
0
24
48
72
96
120
144
168
Time (h)
30%
20%
10%
Antibody-Linker1-siRNA
Antibody-Linker2-siRNA
Antibody-Linker3-siRNA

In addition to optimizing our linker, we optimize several other key aspects including sites of conjugation and the ratio of oligonucleotides to antibodies.

Advantages of our AOC Product Platform

We believe that the product candidates derived from our AOC platform will have the potential to offer the following distinct advantages:

●

Expand scope of diseases addressable with oligonucleotides: (i) utilize identified cell surface protein-antibody pairs to design oligonucleotides in order to address various previously undruggable tissue and cell types to induce pharmacologic changes in those tissues and cells; (ii) flexibility to deploy an appropriate oligonucleotide type for different diseases; and (iii) optimize all structural components of our AOCs for effective delivery—the oligonucleotide, the mAb and the antibody conjugate design.

●	Potential to mitigate toxicity by limiting drug exposure: (i) selection of the most potent oligonucleotide type; (ii) targeted delivery to tissues and cells; and (iii) infrequent administration.
●

Less frequent dosing: (i) ability to deliver oligonucleotides to tissues and cells at concentrations that produce pronounced and prolonged pharmacodynamic effects as observed in our preclinical models; and (ii) ability to select appropriate oligonucleotide mechanisms to maximize durability.

●

Readily reproducible and scalable: (i) AOCs synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides; and (ii) ability to use a single mAb across multiple programs provides significant leverage around development costs and timelines associated with each incremental muscle program. For example, we use the same mAb targeting TfR1 across all our muscle programs.

Our Development Programs

We have leveraged our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques to build a pipeline of AOC development programs. Leveraging our access to extensive mAb libraries and our framework for screening potential cell surface protein-mAb pairs, we have studied over 100 different mAbs and dozens of siRNA sequences to form the basis of our growing pipeline. The chart below represents a summary of our wholly owned development programs, which are focused on muscle disease:

In addition to our wholly owned programs in muscle disease, we also have development efforts focused on immune and other cell types. Under the Lilly Agreement, we are collaborating with Lilly for the discovery, development and commercialization of AOCs directed to up to six selected mRNA targets, in immunology and other select indications outside of muscle. Through our research collaboration with Myokardia, we are expanding our development activities to include cardiac-specific indications.

Our Muscle Disease Franchise

We have selected muscle as the first tissue type in which to explore the potential of our AOCs. In our early screening efforts, we observed a 95% reduction of target gene expression in mouse skeletal muscle with the AOC we tested, which in part led us to focus on developing a deep pipeline of AOCs that are designed to address five muscle diseases—DM1, FSHD, DMD, muscle atrophy and Pompe disease. We use the same proprietary mAb targeting TfR1 across our muscle programs, which we believe gives us significant leverage of development costs and timelines associated with each incremental muscle program.

AOC 1001 for the Treatment of Myotonic Dystrophy Type 1 (DM1)

Our lead product candidate, AOC 1001, is a potentially disease-modifying treatment for DM1. AOC 1001 consists of a proprietary mAb targeting TfR1 conjugated with an siRNA that is designed to reduce levels of DMPK RNA, the gene product that when mutated causes DM1. In preclinical studies in mice and cynomolgus monkeys, we observed the ability of AOC 1001 to deliver siRNAs to muscle cells and reduce the levels of DMPK RNA. Following regulatory clearance, we plan to initiate a Phase 1/2 clinical trial of AOC 1001 in the second half of 2021. Due to the lack of available therapies for this rare disease, should our trial be successful, we plan to explore the potential to advance AOC 1001 into registrational trials in order to expedite availability of AOC 1001 to patients.

Disease Overview

DM1 is a monogenic, autosomal dominant, progressive disease that primarily affects skeletal and cardiac muscle. People with DM1 can suffer from various manifestations of the disease including myotonia and muscle weakness, respiratory problems, fatigue, hypersomnia, cardiac abnormalities, severe gastrointestinal, or GI, complications, and cognitive and behavioral impairment.

DM1 is caused by an increase in the number of CUG triplet repeats found in the 3’ non-coding region of the DMPK gene product. The number of repeats ranges from up to approximately 35 in healthy individuals to many thousands in people with DM1. The higher-than-normal number of CUG repeats form large hairpin loops that entrap the DMPK pre-mRNA in the nucleus and impart toxic activity, referred to as a toxic gain-of-function. Specifically, mutant DMPK pre-mRNA sequesters a critical CUG-binding protein, muscle blind-like protein, or MBNL, forming nuclear foci and inhibiting its ability to perform its normal function of guiding pre-mRNA processing of gene transcripts from many other genes. As a result, multiple pre-mRNAs that encode key proteins are mis-processed. The resulting atypical proteins that are translated ultimately cause DM1. When DMPK and CUG levels are reduced as result of DPMK mRNA level reductions, nuclear foci are diminished and MBNL can perform its normal function. This disease process is illustrated in Figure 6 below.

Figure 6: DM1 Disease Process

DM1 is estimated to affect over 40,000 people in the United States and there are similar prevalence estimates for Europe. However, we believe that, consistent with other rare diseases, the patient population is currently underdiagnosed due to lack of available therapies. DM1 is highly variable with respect to disease severity, presentation, and age of onset. As we advance our own efforts to better characterize the actual DM1 patient population and as the diagnoses rate improves with the advent of new therapies, we believe that the overall prevalence estimates will increase. Based on age of onset and severity of symptoms, DM1 is typically categorized into four overlapping phenotypes: late-onset; classical (adult-onset); childhood; and congenital, or cDM1.

All forms of DM1, except the late-onset form, are associated with high levels of disease burden and premature mortality. Excluding neonatal cDM1 deaths, life expectancy ranges from 45 years to 60 years. Seventy percent of early mortality is caused by cardiorespiratory complications. Respiratory failure due to muscle weakness (especially diaphragmatic weakness), causes at least 40% of early mortality, and cardiac abnormalities, including sudden death, account for approximately 30%. The clinical course of DM1 is usually slowly progressive, but may become extremely disabling, especially when more generalized limb weakness and respiratory muscle involvement develops. Systemic manifestations such as fatigue, GI complications, incontinence and excessive daytime sleepiness greatly impact a patient’s quality of life. As a result, DM1 leads to physical impairment, activity limitations and decreased participation in social activities and work.

Table 2: DM1 Phenotypes

Phenotype	Principal Clinical Signs	Estimated % of People with DM1 (Approx.)	Age of Onset
Late-onset	Myotonia Mild muscle weakness Cataracts	<10%	20-70 years

Classical (Adult-onset)	Muscle weakness and wasting Myotonia Cardiac conduction abnormalities Respiratory insufficiency Fatigue/Excessive daytime sleepiness GI disturbance Cataracts	75%	10-30 years

Childhood	Psychosocial problems Low IQ Incontinence	<10%	1 to 10 years

Congenital (cDM1)	Infantile hypotonia Severe generalized weakness Respiratory deficits Intellectual disability Classic signs present in adults	15%	Birth

Current Treatment Landscape and Limitations

There are currently no approved therapies to treat DM1, and treatment is focused largely on symptom management. Due to the well-known challenges of delivery, a previous attempt at treating DM1 with an unconjugated antisense oligonucleotide was discontinued. Therefore, there remains a high unmet medical need for new disease modifying therapies.

Tideglusib, an inhibitor of glycogen synthase kinase 3, or GSK3-ß, is in late-stage clinical development for the cDM1. This product candidate does not address the underlying genetic cause of the DM1. We are also aware of multiple preclinical efforts for the treatment of DM1.

Our Solution

AOC 1001 consists of a proprietary mAb that binds to TfR1 conjugated with an siRNA, siDMPK.19, targeted to DMPK RNA, and is designed to be administered to the patient as an intravenous infusion. We believe that the following specific characteristics of AOC 1001 position it to have advantages over historical and current efforts to develop an effective therapy for people with DM1:

∎

Addresses the underlying cause of the disease—DM1 is caused by an increase in the number of CUG triplet repeats occurring in the DMPK gene product. AOC 1001 is designed to inhibit the level of toxic DMPK RNA, thereby reducing the CUG burden in the nucleus and thereby releasing MBNL to allow for normal mRNA processing (see Figures 7 and 8 below).

∎

Efficient delivery of drug substance to diseased cells—In an effort to solve for challenges identified in prior unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells, the TfR1 antibody component of AOC 1001 facilitates efficient delivery of AOC 1001 to skeletal and cardiac muscle cells. Once inside the muscle cells, the siRNA component of AOC 1001, siDMPK.19, acts to reduce levels of DMPK mRNA in both the nucleus and the cytoplasm. In preclinical studies in cynomolgus monkeys, we observed that treatment with an AOC containing siDMPK.19 produced a greater than 50% reduction of DMPK mRNA across a wide range of skeletal muscles at a concentration of 1 nM or less, approximately 1,000 fold more potent than has been reported for an unconjugated antisense oligonucleotide. We also observed reductions in DMPK mRNA in the GI tract.

∎	Reproducible and scalable therapeutic—As with all our AOCs, AOC 1001 is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.

Our preclinical studies to date support our hypotheses on the potential advantages of AOC 1001. In in vitro experiments in cells from patients with DM1, after treatment with siDMPK.19, we observed reductions in nuclear foci, and a return to more normal splicing patterns for key genes. Additionally, marked and prolonged reduction in DMPK mRNA levels was observed in cynomolgus monkeys after administration of a single intravenous dose of an AOC consisting of the lead TfR1-Ab conjugated to siDMPK.19. Treatment in these monkeys was well-tolerated and no clinically meaningful changes in hematology, serum biochemistry or histology were observed at a dose of 6 mg/kg. Taken together, we believe these data suggest that AOC 1001 has potential to be a disease modifying therapy for the treatment of DM1, and has the potential advantage of infrequent administration.

Preclinical Data and Next Steps

We have observed dose-dependent and long-lasting reductions in the levels of DMPK in cynomolgus monkeys. We observed that a single dose of 2 mg/kg of siDMPK.19 included in AOC 1001 produced an approximately 75% reduction of DMPK mRNA in skeletal muscles from cynomolgus monkeys (see Figure 7 below). Similar effects were observed in cardiac muscle and the diaphragm, where we observed between a 50% to greater than 75% reduction in DMPK levels with single doses of 1 to 5 mg/kg of siDMPK.19 measured six weeks after administration (see left panel of Figure 8 below). Durability of response in the heart and diaphragm was observed in monkeys administered a single dose of 2 mg/kg where there were approximately 50% and 65% reductions in DMPK mRNA levels in cardiac muscle and diaphragm, respectively, 12 weeks after administration (see right panel of Figure 8 below).

Figure 7: DMPK mRNA Levels in Skeletal Muscle from Cynomolgus Monkey

After a Single Dose of 2mg/kg of siDMPK.19

Figure 8: DMPK mRNA Levels in Heart and Diaphragm

In preclinical studies in cynomolgus monkeys, we observed that treatment with an AOC containing siDMPK.19 produced a greater than 50% reduction of DMPK mRNA across a wide range of skeletal muscles at a concentration of 1 nM or less and we also observed reductions in DMPK mRNA in the jejunum and ileum (see Figure 9 below).

Figure 9: DMPK mRNA Expression in Skeletal Muscle and GI Tissue

There is substantial evidence that siRNA is active in the nucleus of cells and we believe that our RISC-based mechanism is preferable over other strategies. In preclinical studies, we observed that DM1 patient cells have approximately 30-times more metastasis associated lung adenocarcinoma transcript 1, or MALAT1, a long non-coding RNA in the nucleus than in the cytoplasm. In incubation of DM1 patient cells with an siRNA targeting two different concentrations of MALAT1, we observed reductions in the levels of MALAT1, consistent with the literature. We also observed that incubating DM1 patient cells with siDMPK.19 for seven hours reduced levels of the DMPK mRNA in both the nucleus and the cytoplasm as compared to a control (see Figure 10 below).

Figure 10: Nuclear and Cytoplasmic DMPK mRNA Levels in Muscle Cells from Patients with DM1

Because siRNA is active in the nucleus, we observed in preclinical studies that it is possible to reduce the number of MBNL-associated nuclear foci after incubation with siDMPK.19. Using fluorescence microscopy, we observed that incubation of DM1 patient cells with siDMPK.19 resulted in a release of the MBNL and quantifiable reductions in nuclear foci. In addition, we observed substantial improvements in disease-related biomarkers as measured by the splice score in the cells of patients with DM1following treatment with siDMPK.19. We used RNA-sequence, or RNA-seq, analysis of the myotubes from patients with DM1 to create a splice score for control human subjects’ cells treated with siDMPK.19 or the inactive siRNA, siDMPK.29. When patient myotubes were analyzed, there was a marked improvement in the splice score of the myotubes treated with the siDMPK.19 compared to the inactive siDMPK.29 (see Figure 11 below). The splice signature approached that of control myotubes.

Figure 11: Correction of Treatment Signature in DM1 Myotubes as Determined by RNA-seq

Treatment Signature (100 Splicing Events)
Splicing Signature Score
1.25
1.00
0.75
0.50
0.25
0.00
-0.25
-0.50
-0.75
-1.00
56.5%
Splicing derangement comparing DM1 to control myotubes
Splicing correction after siRNA treatment
DMPK.19
Mock
DMPK.19
Mock
Control Myotubes
DM1 Myotubes

Splice score of treated DM1 myotubes was observed to be improved towards normal by incubation with siDMPK.19 (blue open circles). Mock treated DM1 myotubes (open black diamonds) show the full splice derangement. The filled circles represent the splice scores in myotubes from normal subjects treated with siDMPK. The filled black diamonds represent mock transfected myotubes from healthy individuals.

These data above demonstrating marked and prolonged reductions in levels of DMPK mRNA expression, nM potency, along with reductions in nuclear foci and a return to more normal splicing patterns for key genes, suggest that AOC 1001 has potential to be a potent, infrequently dosed, disease modifying therapy in DM1. The mAb targeting TfR1 conjugated with siDMPK.19 dosed in monkeys has been well tolerated and no clinically meaningful changes in hematology, serum biochemistry or histology have been observed after administration of a dose of 6 mg/kg.

Following regulatory clearance, we plan to initiate a Phase 1/2 clinical trial of AOC 1001 in the second half of 2021. We plan to evaluate AOC 1001 in adult-onset patients with genetically confirmed DM1 who have measurable muscle strength deficits. We will assess several measures including safety, tolerability, pharmacokinetics, pharmacodynamics and exploratory clinical measures associated with AOC 1001. We also plan to explore the potential of AOC 1001 in the cDM1 and childhood onset patient populations. Because AOC 1001 targets the underlying cause of DM1 by reducing the level of mutant DMPK mRNA in muscle and heart tissue regardless of the number of CUG repeats, we believe it has the potential to clinically benefit all phenotypes of people with DM1. In addition, we have entered into a collaboration supporting END-DM1, a natural history study to advance the understanding of disease progression in people with DM1. We believe the results of END-DM1 will help inform the clinical development of AOC 1001.

Our Facioscapulohumeral Muscular Dystrophy (FSHD) program

We are pursuing our AOC FSHD program to treat the underlying cause of FSHD, one of the most common forms of muscular dystrophy.  Our therapeutic strategy in FSHD is to use an AOC based on our proprietary mAb that targets TfR1 to deliver an siRNA targeted to DUX4 mRNA. In preclinical models, we observed siRNA-mediated DUX4 silencing in muscle cells from patients with FSHD.  Following regulatory clearance, we plan to advance our AOC FSHD program into a clinical trial in 2022. Due to the lack of available therapies in this rare disease, should our trial be successful, we plan to explore the potential to advance this program into registrational trials in order to expedite making an AOC available for a patient population in severe need.

Disease Overview

FSHD is characterized by progressive and asymmetric skeletal muscle loss that initially causes weakness in muscles in the face, shoulders, arms and trunk and progresses to weakness in muscles in lower body. Skeletal muscle weakness results in physical limitations throughout the whole body, including an inability to lift arms for more than a few seconds, loss of ability to show facial expressions and serious speech impediments. These symptoms cause many people affected by FSHD to become dependent on the use of a wheelchair for mobility. FSHD affects both sexes equally, with onset typically in teenage and young adult years.

FSHD is an autosomal dominant disease with a high frequency of de novo mutations. FSHD is a complex disease caused by the aberrant expression of the DUX4 gene in the skeletal muscle. Expression of DUX4 and its downstream genes is the major molecular signature that distinguishes muscle tissue affected by FSHD from healthy muscle.

The DUX4 gene is located in a region of the DNA that prevents expression of this toxic gene in healthy individuals. However, the inability to silence these genes in people with FSHD causes the expression of DUX4.

The aberrant expression of the toxic DUX4 protein leads to a series of downstream events that result in skeletal muscle wasting and compromised muscle function (see Figure 12 below). Our goal is to develop AOCs containing siRNAs targeting the disease driving DUX4 mRNA, thus preventing the downstream effects in the muscle of people with FSHD.

Figure 12. FSHD is Caused by Aberrant Expression of the DUX4 Gene After Birth

The FSHD Society estimated FSHD affects approximately one in 20,000 people in the United States. A recent study conducted in the Netherlands reported a more frequent prevalence of one in 8,333 people. We believe that the patient population is between 16,000 to 38,000 in the United States. As is typical in diseases with no approved therapies, we believe that these patient population estimates are conservative.

Current Treatment Landscape and Limitations

Currently there is no cure for FSHD, and there are no therapies to treat the underlying cause of FSHD. Current treatment approaches are focused on support for activities of daily living and mobility,

improved functioning and lowering the risk of complications. They include physical therapy, exercise, pain management and orthopedic interventions.

Products currently in development to treat FSHD include losmapimod, a p38 MAPK inhibitor, which may modulate DUX4 expression, and is being evaluated in a Phase 2 clinical trial. Creatine monohydrate, a supplement that enhances muscle performance, is also being evaluated in a Phase 2 clinical trial. Neither of these two approaches directly target the driver of the disease, DUX4.

Our Solution

Our AOC FSHD program consists of our proprietary mAb that is designed to bind to TfR1 conjugated with an siRNA targeted to DUX4 mRNA and is designed to be administered to the patient as an intravenous infusion. We believe that the following specific characteristics of our AOC FSHD program position it to have advantages over historical and current efforts to develop an effective therapy for people with FSHD:

▪

Addresses the underlying cause of the disease—Our AOC FSHD program is designed to reduce the expression of the DUX4 mRNA, thereby reducing the expression of the DUX4 protein that in turn results in the reduced expression of the downstream genes that are believed to cause the disease. We believe these downstream genes can be used as biomarkers to assess the disease state and therapeutic activity.

▪

Efficient delivery of drug substance to diseased cells—In an effort to solve for challenges identified in prior unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells, the TfR1 antibody component of the AOC is designed to facilitate efficient delivery to skeletal and cardiac muscle cells. Once inside the muscle cells, the siRNA component of our AOC FSHD program, siDUX4, acts to reduce levels of DUX4 mRNA in both the nucleus and the cytoplasm. In preclinical models, we observed siRNA-mediated DUX4 silencing in muscle cells from patients with FSHD.

▪	Reproducible and scalable therapeutic—As with all our AOCs, our AOC FSHD program is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.

Our preclinical studies to date support our hypotheses on the potential advantages of our AOC FSHD program. We believe these data suggest that our AOC FSHD program has potential to be a disease modifying therapy for the treatment of FSHD, and may have the potential advantage of infrequent administration.

Preclinical Data and Next Steps

DUX4 expression is extremely low, or even sporadic, in the muscles of people with FSHD. This makes DUX4 mRNA detection challenging and unreliable. Thus, in order to evaluate the activity of our DUX4 siRNAs, we took advantage of well-established DUX4 downstream-target genes and used them as surrogate biomarkers.

In vitro studies of these biomarkers in muscle cells isolated from patients with FSHD demonstrated that the expression levels of five DUX4-target genes (KHDC1L, LEUTX, MBD3L2, TRIM43, ZSCAN4) were strongly reduced following treatment with DUX4 siRNA in a concentration-dependent manner. FSHD muscle cells derived from patient samples were transfected with increasing concentrations of siRNA targeting the DUX4 mRNA. All five DUX4-target genes, as well as the FSHD composite, showed a robust reduction in their expression levels that is dependent on the DUX4 siRNA concentration. We identified several active DUX4 siRNAs that strongly decreased the expression of DUX4-target gene biomarkers in multiple muscle cells from patients with FSHD (see Figure 13 below).

Figure 13. DUX4-Target Genes as Biomarkers Showed Concentration-Dependent Inhibition by a DUX4 siRNA in Cultured Muscle Cells from Patients with FSHD.

We then selected the most highly active siRNAs for further screening. The full concentration response for the two selected lead DUX4 siRNAs in FSHD muscle cells demonstrated a high potency of these siRNAs. We treated cells with increasing concentrations of the two lead DUX4 siRNAs and saw a reduction in gene expression of the FSHD composite of four known biomarkers - KHDC1L, LEUTX, MBD3L2, ZSCAN4 (see Figure 14 below).

Figure 14. Potent Concentration-Dependent Reduction in DUX4 Target Gene Expression Observed with Lead siRNA candidates in Muscle Cells from Patients with FSHD.

Lead siRNA candidates showed high potency with an IC50 less than one nanomolar.

Because DUX4 is not expressed in the muscles of healthy animals, we are moving forward to in vivo studies to assess target engagement and efficacy of our lead DUX4 siRNAs conjugated to anti-TfR1

mAb. We are doing this in the MCM-FLExDUX4 mouse model of FSHD that was engineered to express human DUX4 gene in skeletal muscle.

We are currently in the process of advancing our AOC FSHD program into IND-enabling studies. Following additional preparatory preclinical studies and regulatory clearance, we plan to advance AOC 100X into a clinical trial in 2022.

Our Duchenne Muscular Dystrophy (DMD) Program

We are developing AOCs to treat the underlying cause of DMD. DMD is caused by mutations in the gene that encodes for dystrophin, a protein critical for the normal function of muscle cells. The oligonucleotides in our AOCs are designed to promote the skipping of specific exons to allow the production of the dystrophin gene product. We are focusing our initial efforts on the development of AOCs for mutations amenable to skipping Exon 44, Exon 51 and Exon 45 and we intend to conjugate these individual oligonucleotides to our proprietary mAb targeting TfR1. In preclinical studies, we observed that treatment of an mdx mouse with an AOC caused a greater than 50-fold increase in exon skipping compared to an equimolar dose of the unconjugated oligonucleotide. We have three programs in development for DMD which target Exon 44, Exon 51 and Exon 45. We are currently in the process of advancing our first program targeting Exon 44 into IND-enabling studies. Following additional preparatory preclinical studies and regulatory clearance, we plan to commence a clinical trial for our program targeting Exon 44 in 2022.

Disease Overview

DMD is a monogenic, X-linked, recessive disease caused by mutations in the gene that encodes for dystrophin. DMD almost exclusively occurs in males and is progressive, irreversible and ultimately fatal. In people with DMD, mutations in the affected gene hinder the production of normal levels of dystrophin protein, which is needed to maintain the integrity of muscle fibers. Dystrophin protein acts as a shock absorber through its role as the foundation of the dystrophin associated glycoprotein complex, or DAPC, a group of proteins that connects the inner and outer elements of muscle cells to ensure proper muscle function. The absence of functional dystrophin leads to stresses and tears of muscle cell membranes, resulting in muscle cell death and the progressive loss of muscle function.

For people suffering from DMD, symptoms usually begin to manifest between three and five years of age. Affected people fail to reach developmental milestones or experience motor function challenges, such as difficulty walking or climbing stairs. Muscle wasting initially presents in the legs and pelvic area and later affects the muscles of the shoulders, neck and arms. As the disease progresses, people with DMD fall frequently, can no longer run, play sports or perform most daily functions, and are further weakened by physical activity. By their early teens, people with DMD typically lose their ability to walk and become dependent on a wheelchair for mobility. By their twenties, people with DMD essentially become paralyzed from the neck down and require a ventilator to breathe. Though disease severity and life expectancy vary, a patient’s quality of life dramatically decreases over time, and death typically occurs by early adulthood from either cardiac or respiratory complications.

DMD occurs in approximately one in every 3,500 to 5,000 live male births and is estimated to affect 10,000 to 15,000 people in the United States. The estimated prevalence of DMD in the European Union is similar to or higher than that in the United States. A global database analysis characterized over 7,000 genetic mutations that cause DMD. Exons 44, 51 and 45 represent approximately 30% of the total mutations observed in DMD that are amenable to skipping (see Figure 15 below).

Figure 15: Overview of DMD Exons Amenable to Skipping

14.0%
9.0%
7.1%
10.1%
7.5%
4.6%
3.8%
3.6%
2.7%
2.8%
35.8%
Exon 51
Exon 45
Exon 44
Exon 53
Exon 43
Exon 46
Exon 50
Exon 52
Exon 55
Exon 8
Other

Current Treatment Landscape and Limitations

Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are three approved unconjugated PMO-based oligonucleotide therapies, each addressing a specific mutation—eteplirsen approved for people with DMD amenable to Exon 51 skipping and golodirsen and viltolarsen for the treatment of people with DMD amenable to Exon 53 skipping. However, these drugs, in addition to requiring weekly intravenous infusions, have demonstrated a less than 6% mean increase in dystrophin in clinical trials. The FDA-approved labels for these drugs state that a clinical benefit has not yet been established and continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. Ataluren is a small molecule drug, conditionally approved in the European Union, Iceland and South Korea for non-sense mutations in DMD in ambulatory people aged five years and older. However, in multiple clinical trials, ataluren failed to meet the both the primary endpoint of improvements in the six-minute walk test, as well as additional secondary outcome measures. The FDA issued a complete response letter for ataluren in October 2017, requesting additional evidence of effectiveness. Additional approaches currently in clinical development include PPMOs and gene therapy.

Our Solution

Our initial development efforts in DMD are focused on AOCs based on PMOs that can induce exon skipping specifically for Exons 44, 51 and 45 conjugated to our proprietary mAb targeting TfR1. Our lead AOC program in development for DMD targets Exon 44. We believe that our AOCs have the potential to increase the production of dystrophin in people with DMD for two reasons. First, because of recent advances in the understanding of the splicing process and placement of skipping agents on pre-mRNA described in published literature and based on these advances, we have screened for and identified PMOs with optimized skipping activity. Second, the mAb targeting TfR1 allows for more efficient delivery to muscle cells, therefore allowing for better uptake of the PMO. In preclinical studies, we also observed that our TfR1-based AOCs induced exon skipping in cardiac muscle, which we believe may address some of the cardiomyopathies in people with DMD, a key complication of the disease. Based on their mechanism of action, we believe that our AOCs could have utility in several additional DMD mutations beyond these first three.

Preclinical Data and Next Steps

In an mdx mouse model of DMD, a widely accepted mouse model in DMD, we observed that conjugating an oligonucleotide designed to bind to a specific exon can induce exon skipping and production of dystrophin protein more efficiently than unconjugated oligonucleotides. Fourteen days following treatment with a single 8mg/kg dose of a mouse Exon 23-targeting PMO conjugated to a mouse-specific-

mAb targeting TfR1, we observed an approximately 50-fold increase in the degree of splice switching as compared to an equimolar dose of the unconjugated PMO (see Figure 16 below).

Figure 16: AOC Treatment Exon Skipping

Compared to an Unconjugated Oligonucleotide in Mouse DMD Model

In the gastrocnemius of mdx mice treated with varying doses of the AOC, we observed near-maximum benefit at concentrations of approximately 50-100 nM, providing us with a framework for establishing target concentration in clinical trials (see Figure 17 below). We further observed that administering the PMO conjugated to a control non-binding mAb failed to increase splice skipping to the same degree as conjugating the same oligonucleotide to the mAb targeting TfR1 (see Figure 17 below), despite achieving concentrations of PMO in the muscle in the active range of 50-100 nM. The absence of meaningful skipping with a non-targeting mAb demonstrated that non-specific uptake is inefficient compared to receptor-mediated uptake associated with the mAb targeting TfR1. We have also observed that TfR1-based AOCs induce exon skipping in cardiac muscle, which we believe may address some of the cardiomyopathies in people with DMD.

Figure 17: Exon Skipping versus Concentration After Treatment with a TfR1 mAb AOC or Control mAb AOC

The PMO conjugated to a non-targeting mAb (black square) allowed for uptake into muscle, but skipping was substantially less compared to the TfR1 targeted AOC.

In a preclinical study of human primary myocytes incubated with two different unconjugated PMOs (44 Seq 5 and 44 Seq 7), we observed substantial skipping of Exon 44 of dystrophin (see Figure 18 below).

Figure 18: Dystrophin Skipping with Lead Candidates for Exon 44

44 Seq 5
44 Seq 7
% Exon 44 Skipping (skipped/total)
80
60
40
20
0
0.0
0.5
1.0
1.5
Concentration (uM)

We are currently in the process of advancing our lead AOC DMD program targeting Exon 44 into IND-enabling studies. Following additional preparatory preclinical studies and regulatory clearance, we plan to advance our program targeting Exon 44 into a clinical trial in 2022.

Our Muscle Atrophy Program

We are in the process of evaluating multiple disease models of muscle atrophy to identify an optimal development path in rare disease indications and/or in diseases that impact large patient populations. Our AOC targeting muscle atrophy will consist of our proprietary mAb targeting TfR1 conjugated with an siRNA designed to downregulate the expression of MuRF1 RNA. By targeting MuRF1, a muscle-specific ubiquitin ligase, or E3 ligase, that has been shown by third parties to be upregulated upon induction of muscle atrophy, we are developing a solution employing common effectors of both the catabolic and anabolic pathways associated with the degradation of protein in muscle cells. While several historical attempts at developing a therapy to treat muscle atrophy have failed, those attempts followed a different approach than we are taking. In preclinical studies, we observed that a single 3 mg/kg dose of the siRNA in our AOC resulted in a greater than 50% reduction of MuRF1 in gastrocnemius skeletal muscle for over 20 weeks. The strength and scope of emerging data over this period will inform our view on ideal indications to pursue for advanced development and therefore, also our decision on the most appropriate future development path for our muscle atrophy product candidate.

Disease Overview

Muscle atrophy is the loss of skeletal muscle mass that leads to muscle weakness and physical disability. Muscle atrophy can be caused by immobility, aging, malnutrition, medications, or a wide range of injuries or diseases that impact the musculoskeletal or nervous system. Examples of diseases that cause muscle atrophy include those characterized by large patient populations such as cachexia, as well as many rare genetic muscle diseases.

Muscle atrophy is caused by a change in the balance between catabolic (protein breakdown) and anabolic (protein synthesis) signals that activate pro-inflammatory cytokine pathways that induce protein degradation or inhibit growth factor pathways that promote protein synthesis, respectively (see Figure 19 below). Genetic profiling of atrophic muscles has identified a group of E3 ligases that are upregulated upon induction of muscle atrophy. Of these, the muscle-specific E3 ligase MuRF1 has been shown to be upregulated in most in vivo models, as well as in clinical trials. Inhibiting MuRF1 expression diminishes the impact from the pro inflammatory factor side of the pathway and diminishes the growth-inhibiting effects of the growth factor pathway (see Figure 19 below). Furthermore, genetic ablation of MuRF1 in mice has been shown by third parties to render muscles partially resistant to muscle atrophy.

Figure 19: Pathways for the Induction of Muscle Atrophy

The prevalence of muscle atrophy is widespread, spanning multiple diseases and conditions. Cachexia, a muscle wasting syndrome caused by an underlying disease such as cancer, is estimated to affect 50% to 80% of all cancer patients, and contributes to a significant portion of all cancer deaths.

Current Treatment Landscape and Limitations

Current treatments for muscle atrophy primarily focus on nutritional intake and physical exercise. Historically, attempts to develop a therapy addressing the underlying disease have included anti-inflammatory agents and drugs that either activate protein synthesis (including myostatin inhibitors) or inhibit protein degradation. None of these approaches have been successful in clinical trials. We believe that these approaches failed in clinical trials because they focused on single pathways and on the regulation of either catabolic or anabolic mechanisms. Muscle atrophy involves multiple pathways and the simultaneous activation and inhibition of catabolic and anabolic mechanisms, respectively. Contrary to previous attempts, by targeting E3 ligases such as MuRF1, we are regulating common effectors of both the catabolic and anabolic pathways involved in the induction of muscle atrophy.

Preclinical Data and Next Steps

In a commonly used model of muscle atrophy (denervation), pre-treatment of mice with an AOC comprised of the mouse mAb targeting TfR1 conjugated with an siRNA targeted against MuRF1 (at 6 mg/kg) showed a 54% sparing of muscle cross sectional area, or CSA, on Day 28 after dosing (see left panel of Figure 20 below) and 35% sparing of weight (see right panel of Figure 20 below) on Day 17 compared to mice treated with an AOC with a control siRNA. The results of this study replicate data from the same model in mice with MuRF1 genetically ablated.

Figure 20: Impact of Downregulation of MuRF1 on Denervation-Induced Muscle Atrophy in Mice

We are in the process of evaluating multiple disease models of muscle atrophy to identify an optimal development path in rare disease indications and/or in diseases that impact large patient populations. Following additional preparatory preclinical studies and regulatory clearance, we plan to advance our product candidate into a clinical trial for muscle atrophy.

 The strength and scope of emerging data over this period will inform our view on ideal indications to pursue and the most appropriate future development path for our muscle atrophy product candidate. Should we determine that we are pursuing muscle atrophy associated with certain rare diseases, we will likely retain rights for later stage development and potential commercialization. Should we find that we are pursuing diseases underpinned by large patient populations, we may elect to leverage the resources or specific expertise of another biopharmaceutical company via a strategic collaboration.

Our Pompe Disease Program

Pompe disease is a rare, autosomal recessive lysosomal storage disease caused by a mutation in the gene that encodes for GAA that results in the buildup of glycogen in the body’s cells. The accumulation of glycogen in certain organs and tissues, especially muscles, impairs normal tissue and organ function. People with Pompe disease experience serious muscle-related problems, including progressive muscle weakness, especially in the legs, trunk and diaphragm. As the disorder progresses, breathing problems can lead to respiratory failure. To date, more than 300 mutations have been identified in GAA that are pathogenic in nature. In general, GAA enzyme activity correlates with the age of onset and rate of progression. Pompe disease affects an estimated one in 40,000 people in the United States, ranging from one in 14,000 in African Americans to one in 100,000 in individuals of European decent. Pompe disease is estimated to affect between 5,000 and 10,000 people worldwide.

The only approved therapy for Pompe disease is Lumizyme, a form of enzyme replacement therapy, or ERT, known as Myozyme outside of the United States, which is delivered by bi-weekly intravenous infusion. However, ERT does not adequately address the breakdown of muscle tissue associated with the disease. We are also aware of gene therapies in clinical development designed to increase GAA levels in patients.

Our program in Pompe disease utilizes an AOC based on our mAb that targets TfR1 to deliver an siRNA targeting the mRNA encoding GYS1, a protein required for the synthesis of glycogen in muscle. Reducing glycogen synthesis in muscle will reduce the toxic accumulation of glycogen in the disease. We believe that an siRNA-based approach is well suited to the treatment of Pompe disease because we have identified a specific GYS1 inhibitor that does not inhibit glycogen synthetase 2, the closely related liver form of the enzyme, the latter being critical to glucose regulation in the body. We believe that our approach to address the breakdown of muscle tissue associated with Pompe disease may be complementary to ERT, as well as future gene therapies.

Opportunities in Immunology and Other Areas

We intend to pursue the development of AOCs in other tissue and cell types, including immune cells. In the field of immunology, we believe AOCs have the potential to target a broader set of cell types and diseases than traditional oligonucleotide therapies. We believe oligonucleotide therapies have the potential to address the challenges of immune responses at the RNA level; however, the ability to modulate immune responses has been hampered by the inappropriate delivery of these agents to immune cells. By identifying and optimizing antibodies for specific immune cells, our goal is to leverage our AOC platform to develop product candidates that can deliver siRNAs to disease-driving subsets of immune cells.

In studies designed to explore AOCs in immuno-oncology, we observed significant AOC-mediated mRNA reduction in CD8+ tumor infiltrating lymphocytes, or TILs, in vivo in the syngeneic CT-26 tumor model with an intravenous dose of 6 mg/kg siRNA. However, we observed that the AOCs had no effect on the mRNA levels in T or B cells in the spleen (see Figure 21 below), suggesting that activity can be limited to only the cell populations involved in immune-responses to tumors without affecting lymphocytes outside the tumor. We believe this specificity was driven by the fact that the AOC employed our mAb targeting TfR1, and TfR1 is over expressed only on activated lymphocytes. We also observed significant AOC-mediated mRNA reduction in CD4+ TILs and T-regs from mice treated with an AOC comprised of a mAb targeting TfR1 and an siRNA targeting SHP2.

Figure 21: Target mRNA Levels in CD8+ TILs, Splenic T Cells and Splenic B Cells from Mice Treated in vivo with an AOC

We have also identified a mAb that binds to macrophages specifically, and when conjugated with an siRNA, produces reduction in levels of the target mRNA in that cell both in vitro and in vivo. We believe this finding supports the development of AOCs for diseases where macrophages play a significant role, like autoimmune disorders. We are in the process of generating data to demonstrate the pharmacologic effects of siRNA reduction in animal models of immune disorders, which will help inform our future development plans. Our internal efforts are focused on finding additional surface protein-mAb pairs and demonstrating reduction in the expression of key targets in subsets of immune cells. As we identify appropriate product candidates in immunology, we may choose to advance these on our own or seek a strategic collaborator based on the nature of potential indications. Our findings in immunology served as one of the key bases of our collaboration with Lilly who has access to a defined set of up to six mRNA targets initially in immunology and other select indications on a worldwide basis.

Beyond immune cells, we plan to continue to invest in our AOC platform to explore the full potential of our AOCs in cardiomyopathies, as well as in additional previously inaccessible tissue and cell types. We have recently entered into a collaboration with MyoKardia that will help us expand our therapeutic activities to include cardiac-specific indications. Our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options.

Manufacturing

We do not own or operate manufacturing facilities. We currently rely on third-party manufacturers and suppliers for the antibodies, oligonucleotides and linkers used to make our AOCs, and we expect to continue to do so to meet our preclinical, clinical and commercial activities. Our third-party manufacturers are required to manufacture our product candidates under current Good Manufacturing Practice, or cGMP, requirements and other applicable laws and regulations. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.

With respect to AOC 1001, there are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; an antibody linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics. There are a growing number of companies pursuing different paths to treat DM1 and we expect that the space will continue to evolve as additional candidates advance.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute, and losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc.

Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are three FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 51; golodirsen for the treatment of people with DMD amenable to skipping Exon 53; and casimersen for the treatment of DMD in patients with a confirmed mutation amenable to exon 45 skipping.  There is an FDA-approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: viltolarsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta Therapeutics with SRP-5051, a PPMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping 51, and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. In addition, several companies are developing gene therapies, including Milo Biotechnology (AAV1-FS344), Pfizer (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety profile, convenience, level of promotional activity, intellectual property protection and availability of reimbursement.

Intellectual Property

We strive to protect our product candidates and our AOC product platform through a variety of methods, including seeking and maintaining patents intended to cover our AOC product platform, our products and compositions, their methods of use and processes for their manufacture, and any other inventions that are commercially important to the development of our business. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We also rely on trade secrets and know-how that may be important to the development of our business. We seek to obtain domestic and international patent protection and endeavor to promptly file patent applications for new commercially valuable inventions to expand our intellectual property portfolio.

We believe that we have a significant global intellectual property position and substantial know-how relating to our AOC product candidates and our technology platform. As of December 31, 2020, our intellectual property portfolio consisted of two issued U.S. patents and over 20 pending U.S. patent applications that we own. Collectively, these patent rights relate to various aspects of our AOC product candidates and technology platform. In addition, we have an exclusive option to an exclusive license to certain patent rights from the University of Alberta. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, and South Korea. We also file patent applications pursuant to the Patent Cooperation Treaty, or PCT. Our PCT patent applications are in the first phase of the PCT process, which is the international phase, in which patent protection is pending under a single patent application filed with the United States Patent and Trademark Office, or USPTO, as a contracting state of the PCT. These PCT patent applications have not yet entered the second phase of the PCT process, which is the national and regional phase, in which rights are continued by filing necessary documents with the patent offices of separate contracting states of the PCT. The national phase of the PCT patent application process occurs 30 months after the earliest priority date of the PCT patent application.

We continually assess and refine our intellectual property strategy as we develop new product candidates and platform technologies. To that end, we are prepared to file additional patent applications in any appropriate fields if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology. Please see “Risk Factors—Risks Related to Our Intellectual Property” for additional information on the risks associated with our intellectual property strategy and portfolio.

Intellectual Property Relating to AOC 1001

With regard to AOC 1001, as of December 31, 2020, we owned one pending U.S. patent application and one pending patent application filed pursuant to the PCT. An additional patent was issued in January 2021. These patent rights relate to AOC 1001 composition of matter, formulations containing AOC 1001, methods of manufacturing, and methods of treating diseases, using AOC 1001. Any patents issued from these applications are expected to expire in 2038-2041; however, a patent term extension may be available.

Intellectual Property Relating to Our FSHD AOC Product Candidate

With regard to our FSHD AOC product candidate, as of December 31, 2020 we owned one pending U.S. patent application. These patent rights relate to the FSHD AOC composition of matter, formulations containing the FSHD AOC, methods of manufacturing, and methods of treating diseases, using our FSHD AOC. Any patents issued from these applications are expected to expire in 2041; however, a patent term extension may be available.

Intellectual Property Relating to Our DMD AOC Product Candidates

With regard to our DMD AOC product candidates, as of December 31, 2020, we owned three pending U.S. patent applications and 19 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, and South Korea. These patent rights relate to the DMD AOCs composition of matter, formulations containing the DMD AOCs, methods of manufacturing, and methods of treating diseases, using our DMD AOCs. Any patents issued from these applications are expected to expire in 2038; however, a patent term extension may be available.

Intellectual Property Relating to Our Muscle Atrophy AOC Product Candidate

With regard to our muscle atrophy AOC product candidate, as of December 31, 2020 we owned one pending U.S. patent application and one pending PCT patent application. These patent rights relate to the muscle atrophy AOC composition of matter, formulations containing the muscle atrophy AOC, methods of manufacturing, and methods of treating diseases, using our muscle atrophy AOC. Any patents issued from these applications are expected to expire in 2038; however, a patent term extension may be available.

Intellectual Property Relating to Our Pompe AOC Product Candidate

With regard to our Pompe AOC product candidate, as of December 31, 2020, we owned one pending U.S. patent application. This application relates to the Pompe disease AOC composition of matter, formulations containing the Pompe disease AOC, methods of manufacturing, and method of treating diseases, using our Pompe disease AOC. Any patents issued from this application are expected to expire in 2041; however, a patent term extension may be available.

Intellectual Property Relating to Our AOC Product Platform

As of December 31, 2020, we owned 14 families of U.S. and foreign patents and patent applications generally covering our AOC product platform. These families include two issued U.S. patents, 14 pending U.S. patent applications, three PCT patent applications and 24 foreign patent applications in the European Patent Office, Australia, Canada, China, Israel, Hong Kong, Japan, South Korea, Mexico, Singapore, and Taiwan, relating to key aspects and components of our AOC product platform systems. Our patent applications contain claims covering (i) proprietary antibodies; (ii) proprietary oligonucleotide chemical structures; (iii) proprietary oligonucleotide sequences; (iv) proprietary AOC structures; and (v) methods for manufacturing and using our AOC technologies. Some of these AOC platform cases generically cover our various product candidates. The issued U.S. patents and any U.S. patents issuing from our pending U.S. patent applications are expected to expire between 2037 and 2040.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2038 to 2041, unless we receive patent term extension or patent term adjustment, or both.

However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oligonucleotide therapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platform and product candidates and the methods used to manufacture them. Moreover, our issued patents and those that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our AOC product platform and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our AOC product platform and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our AOC product platform and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the Avidity Biosciences mark with the United States Patent and Trademark Office and foreign patent and trademark organizations.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements under the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our confidentiality and other agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in relation to the resulting know-how or inventions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

Research Collaboration and License Agreement with Lilly

In April 2019, we entered into the Lilly Agreement with Lilly for the discovery, development and commercialization of antibody-oligonucleotide conjugate products, or Products, in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, the parties will collaborate on preclinical research and discovery activities for Products and Lilly will be responsible for funding the cost of preclinical research and discovery activities of both parties for all Products. Lilly will lead the clinical development, regulatory approval and commercialization of all Products, at Lilly’s sole cost.

Under the Lilly Agreement, we granted Lilly an exclusive, worldwide, royalty-bearing license under our technology to research, develop, manufacture, and sell Products directed to up to six mRNA targets. Lilly has the right to sublicense its rights under the Lilly Agreement subject to certain conditions. Lilly granted us a non-exclusive license under certain Lilly technology solely to conduct research under the Lilly Agreement. We retain the right to use our technology to perform our obligations under the Lilly Agreement and for all purposes not granted to Lilly. We agreed that we will not, ourselves or with a third party, research, develop, manufacture or commercialize or otherwise exploit any compound or product directed against targets subject to the collaboration.

Lilly paid us an upfront license fee of $20.0 million, and we are eligible to receive up to $60.0 million in development milestone payments, up to $140.0 million in regulatory milestone payments and up to $205.0 million in commercialization milestone payments per target. In addition, Lilly is obligated to pay us a tiered royalty ranging from the mid-single to low-double digits on worldwide annual net sales of licensed Products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed Products and for payments owed to third parties for additional rights necessary to commercialize licensed Products in the territory. Lilly’s royalty obligations and the Lilly Agreement will expire on a licensed Product-by-licensed Product and country-by-country basis on the later of ten years from the date of the first commercial sale or when there is no longer a valid patent claim covering such licensed Product in such country.

The Lilly Agreement may be terminated either by us or Lilly in the event of an uncured material breach by the other party. Lilly may terminate the Lilly Agreement on a target-by-target basis or in its entirety without cause, subject to certain limitations, including that Lilly may not terminate the Lilly Agreement on a target-by-target basis within the first three years of the effective date of the Lilly Agreement if doing so would reduce the number of Products subject to the collaboration to fewer than a certain number. In the event either party commences a legal action challenging the validity or enforceability of any licensed patents, the other party will have the right to terminate the Lilly Agreement with respect to the challenged patents.

The Lilly Agreement includes various representations, warranties, covenants, dispute resolution mechanisms, indemnities and other provisions customary for transactions of this nature.

Concurrently with the Lilly Agreement, we issued a convertible promissory note to Lilly, or the Lilly Note, and received cash proceeds of $15.0 million. The Lilly Note accrued simple interest of 8.0% per annum and converted into shares of our Series C convertible preferred stock in November 2019.

Research Collaboration with Myokardia, a wholly-owned subsidiary of Bristol Myers Squibb

In December 2020, we entered into a research collaboration with MyoKardia, a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process before it may be legally marketed in the United States.

We believe our AOC product candidates may be subject to regulation in the United States as combination products. If marketed individually, each component of our product candidates would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to an FDA center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic effect. In the case of our AOC product candidates, we believe that the primary mode of action is attributable to the drug component of the product. Accordingly, we believe the FDA’s Center for Drug Evaluation and Research, or CDER, will have primary jurisdiction over premarket development of our product candidates. We expect to seek approval of AOC

1001 and each of our other AOC product candidates through submission of a single NDA reviewed by CDER, and we do not expect that the FDA will require a separate marketing authorization for each constituent of AOC 1001 or our other AOC product candidates.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice, or GLP, regulations and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of an NDA after completion of all pivotal trials;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP; and

●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. They must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●

Phase 1:  The product candidate is initially introduced into healthy human volunteers and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●

Phase 2:  The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage. Multiple Phase 2 trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 trials.

●

Phase 3:  The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product approval and labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

NDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of new drugs and biological products that meet certain criteria. The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the sponsor fails to conduct the required confirmatory trial or if such confirmatory trial fails to verify the predicted clinical benefit of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a product as breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. The breakthrough therapy designation also includes all of the fast track program features, which means that the sponsor may file sections of the NDA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, or untitled letters;
●	clinical holds on clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

In addition, the FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by the manufacturer and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

In addition to FDA regulation of pharmaceutical products, U.S. federal and state healthcare laws and regulations restrict business practices in the pharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and constrain the business or financial arrangements and relationships with healthcare providers and other parties. These laws include anti-kickback and false claims laws, civil monetary penalties laws, and physician and other healthcare provider payment transparency laws. In addition to the federal laws summarized below, we may also be subject to similar state and local laws and regulations that may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers beginning in 2022, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held during the previous year by such physicians as defined under statute and their immediate family members.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

Violation of any of such laws or any other governmental regulations that apply may result in significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how such other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. The likelihood of success for these and other proposals to control drug costs is uncertain, particularly in light of the new Biden administration. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, or EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

To market a medicinal product in the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization, or MA. There are two types of marketing authorizations:

●

the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products, and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

●

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and marketing exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pediatric investigation plan

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Clinical trials

Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the European Union, it must appoint an entity within the European Union to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect in 2019, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and European Union-wide regulatory requirements also apply.

Data Privacy and Security Laws

We are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of February 26, 2021, we had 82 full-time employees, 30 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants.

Corporate Information

We were originally founded as a Delaware limited liability company on November 13, 2012, under the name Avidity NanoMedicines LLC. On June 4, 2016, we changed our name to Avidity Biosciences LLC, and on April 1, 2019, we converted into a Delaware corporation under the name Avidity Biosciences, Inc. Our principal executive offices are located at 10975 N. Torrey Pines Road, Suite 150, La Jolla, California 92037, and our telephone number is (858) 401-7900.

Available Information

Our internet address is www.aviditybiosciences.com. Our investor relations website is located at https://aviditybiosciences.investorroom.com/home. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the U.S. Securities and Exchange Commission, or SEC. They are also available for free on the SEC’s website at www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

ITEM 1A.    Risk Factors

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

Summary of Risk Factors

The principal risks and uncertainties affecting our business include the following:

•

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

•	We are early in our development efforts and all of our development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•

Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our AOC platform obsolete.

•

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

•	The COVID-19 pandemic could adversely impact our business, including our preclinical studies, planned clinical trials and financial condition.
•

Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•	We rely on third parties to conduct our preclinical studies and will rely on third parties to conduct our future clinical trials, and these parties may not perform satisfactorily.
•

We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our business and our ability to develop and successfully commercialize products may be adversely affected.

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $44.4 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $66.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months. In particular, we expect that these funds will allow us to advance the development of AOC 1001 for myotonic dystrophy type 1, or DM1, through the completion of our planned Phase 1/2 clinical trial, advance our AOC for facioscapulohumeral muscular dystrophy, or FSHD, into clinical development and advance our lead AOC for Duchenne muscular dystrophy, or DMD, into clinical development. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We are in the early stages of our development efforts and all of our development programs, including AOC 1001, are in the preclinical or drug discovery stage. We have invested substantially all of our efforts in developing our AOC platform, identifying potential product candidates and conducting preclinical studies. We will need to progress AOC 1001 and our other product candidates through IND-enabling studies and receive authorization from the U.S. Food and Drug Administration, or the FDA, or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•

successful completion of preclinical studies with favorable results, including those compliant with good laboratory practices, or GLP, toxicology studies, biodistribution studies and minimum effective dose studies in animals;

•

acceptance of INDs by the FDA, or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of most of our product candidates and our proposed design of future clinical trials;

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary AOC platform, which leverages a novel and unproven approach. While we have had favorable preclinical study results based on our technology platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our lead product candidate, AOC 1001, is in late preclinical development and we have not yet completed any clinical trials for any product candidate. Our research methodology and novel approach to oligonucleotide based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. We may also be unsuccessful in developing and demonstrating utility of our AOCs in cell types beyond the muscle, including under our Lilly Agreement for immunology and other select indications and under our research collaboration with MyoKardia for cardiac tissue. Further, because all of our product candidates and development programs are based on our AOC platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of AOC 1001 and other potential product candidates targeting rare muscle disorders, we do not know whether AOC 1001 or the other potential product candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that are we are pursuing, including DM1, there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. We are currently in the process of advancing our AOC FSHD and the lead of our AOC DMD programs into IND-enabling studies. If unexpected observations or toxicities are observed in these studies, or in IND-enabling studies for any of our other development programs, this will delay clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and planned clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing required for authorization to proceed with clinical development. We are currently conducting IND-enabling studies for AOC 1001, and expect to submit an IND in 2021. Following regulatory approval, we expect to initiate a Phase 1/2 clinical trial of AOC 1001 in the second half of 2021. We will also need to complete IND-enabling studies and submit INDs for our other development programs prior to initiating clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our planned clinical trials for AOC 1001 or any other product candidate could significantly affect our product development costs.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

We are early in our development efforts for our product candidates and we will need to successfully complete IND-enabling studies, Phase 1 clinical trials and later-stage and pivotal clinical trials, in order to obtain FDA or comparable foreign regulatory approval to market AOC 1001 or any other product candidates. Carrying out clinical trials and the submission of a successful NDA is a complicated process. As an organization, we plan to commence our first Phase 1/2 clinical in the second half of 2021, subject to receiving authorization to proceed under an IND. We have not previously conducted any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND or an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of AOC 1001 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes the same benefits as Fast Track designation, including eligibility for rolling review of an NDA. Drugs or biologics designated as Breakthrough Therapies by the FDA and/or that receive Fast Track designation may also be eligible for priority review, which may be granted to NDAs or BLAs for drugs or biologics designed to treat serious or life-threatening conditions, and which if approved, would offer significant improvements in safety or effectiveness compared to marketed products.

Whether to grant Breakthrough Therapy or Fast Track designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for either of these designations, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities.  Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, any decision by Lilly to terminate the Lilly Agreement may negatively impact public perception of our AOC product candidates, which could adversely affect the market price of our common stock. We cannot provide any assurance with respect to the success of the collaboration with Lilly. Any of the foregoing events could have a materially adverse effect on our business, financial condition, results of operations and prospects.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

We expect to face competition from existing products and products in development for each of our product candidates. With respect to AOC 1001, there are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Audentes Therapeutics, Inc.; an antibody linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics. There are a growing number of companies pursuing different paths to treat DM1 and we expect that the space will continue to evolve as additional candidates advance.

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

Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are three FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated phosphorodiamidate morpholino oligomer, or PMO, approved for people with DMD amenable to skipping Exon 51; golodirsen for the treatment of people with DMD amenable to skipping Exon 53; and and casimersen for the treatment of DMD in patients with a confirmed mutation amenable to exon 45 skipping. There is an FDA-approved exon-skipping drug marketed by Nippon Shinyaku Co., Inc.: viltolarsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta Therapeutics with SRP-5051, a peptide PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping 51, and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. In addition, several companies are developing gene therapies, including Milo Biotechnology (AAV1-FS344), Pfizer (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

We had 71 full-time employees as of December 31, 2020. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We are subject to various federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;

•

some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

•

some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare program.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current U.S. administration to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year (commonly referred to as the individual mandate). On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the

Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. It is unclear whether the new Biden administration will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers’ compensation, malicious invasion of our electronic systems, directors’ and officers’, employment practices and fiduciary liability insurance, and plan to obtain product liability insurance coverage prior to commencing clinical trials. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

The COVID-19 pandemic could adversely impact our business, including our preclinical studies, planned clinical trials and financial condition.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, and the disease that it causes, COVID-19, were identified in Wuhan, China. This virus continues to spread globally and is present in nearly every country and region in the world. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 outbreak, we have closed our executive offices with our administrative employees continuing their work remotely and limited the number of staff in our research and development laboratories. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, preclinical studies, planned clinical trials and financial condition, including:

•	delays or difficulties in enrolling patients in our preclinical studies or clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies or clinical trials due to sickness of employees or their families or the desire of employees to avoid contact with large groups of people, or other staffing shortages as a result of remote working requirements or otherwise;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring and source data verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
•

changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
•	interruption or delays to our pipeline of AOC development programs; and

•	patent office interruption or delays in our ability to timely secure patent coverage for our product candidates.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our preclinical studies, planned clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease and its penetration into the general population, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

Our business could be affected by litigation, government investigations and enforcement actions.

We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income, if any, until such unused losses expire (if subject to expiration). At December 31, 2020, we had federal and state NOLs of approximately $40.2 million and $40.0 million, respectively.

Under the Tax Act, as modified by the CARES Act, federal NOLs generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020. Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Because we had no taxable income in our tax year ended December 31, 2019, which was our first corporate tax year, we do not anticipate that such provision of the CARES Act will be relevant to us. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our NOLs and other tax attributes are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Code, our federal NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOLs and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our initial public offering, or

IPO, that was completed in June 2020 or future offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOLs and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, the regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act impose privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. The HIPAA breach notification rule mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the FTC failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Our stock price is likely to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

•	results of our preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	our ability to enroll subjects in our future clinical trials;
•	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems;
•	the success or failure of our efforts to develop, acquire or license additional product candidates;
•	innovations, clinical trial results, product approvals and other developments regarding our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
•	achievement of expected product sales and profitability;

•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders;
•	general economic, industry and market conditions, other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

At December 31, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 34% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 10,860,802 shares of our outstanding common stock, or approximately 29% of our total outstanding common stock based on shares outstanding as of December 31, 2020, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

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

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats (such as denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

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

Changes in tax laws, including as a result of the 2020 United States presidential and congressional elections, may impact our future financial position and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our customers or our suppliers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

We currently lease approximately 14,310 square feet of office and laboratory space in San Diego, California, under leases that expire in 2021. In June 2020, and as amended in December 2020, we entered into a new lease for approximately 47,737 square feet of office and laboratory space to replace our current space. We expect to occupy the new space in November 2021, and our current leases will terminate 15 days after the commencement of the new lease. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

For additional information, see Note 9, included in Item 15 of this annual report on Form 10-K.

ITEM 3.    Legal Proceedings

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

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “RNA” since our initial public offering on June 12, 2020, which was completed at a price to the public of $18.00 per share. Prior to our initial public offering, there was no public market for our common stock.

Holders of Common Stock

As of February 26, 2021, there were 37,584,600 shares of our common stock outstanding held by approximately 65 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this annual report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.

Performance Graph

The following stock performance graph illustrates a comparison from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2020, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 12, 2020 at the opening trading price of $18.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Unregistered Sales of Equity Securities

From January 1, 2020 through December 31, 2020, we issued and sold the equity securities described below.

1.

In January 2020, we issued an aggregate of 537,232 shares of our Series C convertible preferred stock to an investor at a purchase price of $4.2812 per share, for aggregate consideration of approximately $2.3 million.

2.

From January 1, 2020 through December 31, 2020, we granted stock options to purchase an aggregate of 1,242,735 shares of our common stock at a weighted-average exercise price of $3.35 per share, to certain of our employees, consultants and directors in connection with services provided to us by such persons. 50,910 of these options have been canceled, and none of these options have been exercised through December 31, 2020.

The securities described in paragraph (1) above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All holders of securities described above represented to us in connection with their purchase or issuance that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The holders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

The stock options and the common stock issuable upon the exercise of such options as described in paragraph (2) above were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All of the foregoing securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer. No underwriters were involved in the foregoing sales of securities.

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

As of December 31, 2020, we have not used any of the proceeds from our IPO. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020.

Issuer Repurchases of Equity Securities

None.

ITEM 6.    Selected Financial Data

The following tables set forth our selected financial data as of, and for the periods ended on, the dates indicated. We have derived the statement of operations data from our audited financial statements included elsewhere in this annual report. You should read this data together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our historical results for any prior period are not indicative of our future results.

	Year Ended December 31,
(in thousands, except per share/unit data)	2020	2019	2018
Statement of Operations Data:
Collaboration and contract research revenue	$6,787	$2,319	$379
Operating expenses:
Research and development	37,602	14,539	8,436
General and administrative	13,462	5,112	2,441
Total operating expenses	51,064	19,651	10,877
Loss from operations	(44,277)	(17,332)	(10,498)
Other income (expense):
Interest income	206	—	—
Interest and other expense	(209)	(7,387)	(718)
Change in fair value of preferred warrant liability	(75)	(15)	—
Total other income (expense)	(78)	(7,402)	(718)
Net loss	$(44,355)	$(24,734)	$(11,216)
Net loss per share/unit, basic and diluted (1)	$(2.05)	$(9.12)	$(4.53)
Weighted-average shares/units outstanding, basic and diluted (1)	21,663	2,713	2,477

(1)

See Note 2 to our financial statements included elsewhere in this annual report on Form 10-K for an explanation of the method used to calculate the historical net loss per share/unit, basic and diluted, and the number of shares/units used in the computation of the per share/unit amounts.

	December 31,
(in thousands)	2020	2019	2018
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$328,141	$94,578	$3,090
Working capital (deficit)(1)	317,091	85,440	(1,374)
Total assets	333,898	96,907	3,982
Convertible notes, including accrued interest	—	—	3,184
Deferred revenue, including current portion	15,840	18,940	—
Long-term debt, including current portion	—	4,544	7,140
Convertible preferred stock/units	—	134,720	32,693
Accumulated/predecessor's deficit	(66,540)	(22,185)	(41,555)
Total stockholders’/members' equity (deficit)	306,223	(65,357)	(41,129)

(1)

We define working capital (deficit) as total current assets less total current liabilities. See our financial statements included elsewhere in this annual report on Form 10-K for further details regarding our current assets and current liabilities.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report.

Overview

We are pioneering a new class of oligonucleotide-based therapies called Antibody Oligonucleotide Conjugates, or AOCs, designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine the tissue selectivity of monoclonal antibodies and the precision of oligonucleotide therapies in order to access previously undruggable tissue and cell types and more effectively target underlying genetic drivers of diseases. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and our muscle franchise consists of five programs. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, a rare monogenic muscle disease. We plan to initiate a Phase 1/2 clinical trial of AOC 1001 in the second half of 2021. We also intend to advance AOC product candidates in our four other muscle programs focused on the treatment of facioscapulohumeral muscular dystrophy, Duchenne muscular dystrophy, muscle atrophy and Pompe disease. In addition to our muscle franchise, we have development efforts focused on immune, cardiac and other cell types.

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through December 31, 2020, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $30.1 million from funding under collaboration and research services agreements, and $7.0 million from loans from Silicon Valley Bank, or SVB, under a Loan and Security Agreement, as amended, or the LSA. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $328.1 million.

We have incurred operating losses in each year since inception. Our net losses were $44.4 million, $24.7 million and $11.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $66.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Agreement and Plan of Conversion

In April 2019, we entered into an Agreement and Plan of Conversion, pursuant to which we converted from Avidity Biosciences LLC, a Delaware limited liability company, or Avidity LLC, into Avidity Biosciences, Inc., a Delaware corporation. All of the membership interests of Avidity LLC were converted into securities of Avidity Biosciences, Inc., as follows: (i) each outstanding common unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s common stock; (ii) each outstanding Series A convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series A convertible preferred stock; and (iii) each outstanding Series B convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series B convertible preferred stock. Outstanding convertible notes, warrants and stock awards under Avidity LLC’s employee benefit and incentive compensation plans continued on the same terms and conditions and became binding upon Avidity Biosciences, Inc.

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

Components of Results of Operations

Revenue

Our revenue to date has been derived from payments received under the Lilly Agreement and payments for research services under other research services agreements. Our services under these other research services agreements were substantially completed in early 2018, and therefore no related revenue was recognized beyond 2018 or is expected in future periods. For the foreseeable future, we may generate revenue from reimbursements of services under the Lilly Agreement, as well as a combination of upfront payments and milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

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

Research and development costs, including costs reimbursed under the Lilly Agreement, are expensed as incurred, with reimbursements of such amounts being recognized as revenue. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

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

	Year Ended December 31,
	2020	2019	2018
External costs	$22,919	$6,634	$1,448
Internal costs:
Employee-related expenses	9,679	5,011	3,582
Facilities, lab supplies and other costs	5,004	2,894	3,406
Total internal costs	14,683	7,905	6,988
Total research and development expenses	$37,602	$14,539	$8,436

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

Our development costs may vary significantly based on factors such as:

•	the number and scope of clinical, preclinical and IND-enabling studies;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for employees in our executive, finance, accounting, legal, business development and support functions. Other general and administrative expenses include allocated facility, information technology and depreciation related costs not otherwise included in research and development expenses and professional fees for auditing, tax, intellectual property and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.

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

Other Income (Expense)

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists of cash and noncash interest expense associated with our previously outstanding financing arrangements, which included borrowings under the LSA and convertible notes with certain of our investors.

Change in Fair Value of Preferred Warrant Liability

Prior to our IPO, we classified our outstanding warrant to purchase shares of our Series A convertible preferred stock as a liability on our balance sheets at its estimated fair value since the underlying convertible preferred stock was classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a component of other income (expense). In connection with our IPO, this warrant was adjusted to become a warrant to purchase shares of our common stock and met the criteria to be classified within stockholders’ equity; therefore, the warrant was no longer subject to liability accounting. Accordingly, the fair value of the warrant liability was reclassified to stockholders’ equity.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,		Increase
	2020	2019	(decrease)
Revenue	$6,787	$2,319	$4,468
Research and development expenses	37,602	14,539	23,063
General and administrative expenses	13,462	5,112	8,350
Other income (expense)	(78)	(7,402)	7,324

Revenue

Revenue was $6.8 million for the year ended December 31, 2020, compared to $2.3 million for the year ended December 31, 2019. Revenue during both periods was derived from the Lilly Agreement, which was entered into in April 2019. The increase was due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $37.6 million for the year ended December 31, 2020, compared to $14.5 million for the year ended December 31, 2019. The increase was primarily driven by higher external and internal research and development costs related to the advancement of AOC 1001 and our other programs, as well as costs related to the expansion of our overall research capabilities. In 2020, external research and development costs were $22.9 million, compared to $6.6 million in 2019. The increase was primarily due to higher research and preclinical activities, including manufacturing activities. Research and development related internal costs were $14.7 million in 2020, compared to $7.9 million in 2019. The increase was primarily due to higher employee salaries and benefits of $2.9 million, noncash stock compensation of $1.8 million, lab supplies of $1.1 million and facilities of $0.5 million.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the year ended December 31, 2020, compared to $5.1 million for the year ended December 31, 2019. The increase was primarily due to higher costs related to being a public company, including higher salaries and benefits of $2.1 million, noncash stock-based compensation of $2.1 million, professional fees of $1.8 million and insurance costs of $1.0 million, as well as higher patent filing fees of $0.8 million.

Other Income (Expense)

Other expense was $0.1 million for the year ended December 31, 2020, compared to $7.4 million for the year ended December 31, 2019. The change was primarily related to reduced interest expense as a result of the November 2019 conversion of all outstanding convertible notes into convertible preferred stock, which was subsequently converted into common stock in connection with our IPO.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Increase
	2019	2018	(decrease)
Revenue	$2,319	$379	$1,940
Research and development expenses	14,539	8,436	6,103
General and administrative expenses	5,112	2,441	2,671
Other income (expense)	(7,402)	(718)	(6,684)

Revenue

Revenue was $2.3 million for the year ended December 31, 2019, compared to $0.4 million for the year ended December 31, 2018. Revenue during the year ended December 31, 2019 was derived from the Lilly Agreement, which was entered into in April 2019. Revenue during the year ended December 31, 2018 was derived from the performance of research and development activities pursuant to agreements with other parties, which were substantially completed in early 2018.

Research and Development Expenses

Research and development expenses were $14.5 million for the year ended December 31, 2019, compared to $8.4 million for the year ended December 31, 2018. The increase was primarily driven by higher external and internal research and development costs related to the advancement of AOC 1001 and our other programs. In 2019, external research and development costs were $6.6 million, compared to $1.4 million in 2018. The increase was primarily due to higher research and preclinical activities, including manufacturing activities. Research and development related internal costs were $7.9 million in 2019, compared to $7.0 million in 2018. The increase was primarily due to higher employee salaries and benefits of $1.4 million, partially offset by lower lab supplies of $0.6 million.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the year ended December 31, 2019, compared to $2.4 million for the year ended December 31, 2018. The increase was primarily due to higher salaries and benefits of $1.1 million, professional fees of $0.4 million, legal costs incurred in connection with the Lilly Agreement of $0.3 million, noncash stock-based compensation of $0.3 million and patent filing fees of $0.2 million.

Other Income (Expense)

Other expense was $7.4 million for the year ended December 31, 2019, compared to $0.7 million for the year ended December 31, 2018. The increase was primarily related to interest expense incurred in 2019 in connection with our outstanding convertible notes issued to certain of our investors, including $5.7 million of noncash interest expense representing the accretion of debt premium and issuance costs, and additional interest in connection with the LSA.

Liquidity and Capital Resources

Sources of Liquidity

In June 2020, we completed our IPO of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through December 31, 2020, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $30.1 million from funding under collaboration and research services agreements, and $7.0 million from loans from SVB under the LSA. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $328.1 million.

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

Future Capital Requirements

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $328.1 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including current and potential future collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(37,117)	$2,490	$(9,655)
Investing activities	(7,785)	(235)	(49)
Financing activities	272,037	89,233	5,144
Net increase (decrease) in cash, cash equivalents and restricted cash	$227,135	$91,488	$(4,560)

Operating Activities

Net cash used in operating activities was $37.1 million for the year ended December 31, 2020, which consisted primarily of cash used to fund our operations related to the development of AOC 1001 and our other programs. Net cash provided by operating activities was $2.5 million for the year ended December 31, 2019, which consisted primarily of the $20.0 million upfront fee related to the Lilly Agreement, partially offset by cash used to fund our operations related to the development of AOC 1001 and our other programs. Net cash used in operating activities was $9.7 million for the year ended December 31, 2018, which consisted primarily of cash used to fund our operations related to the development of AOC 1001 and our other programs.

Investing Activities

Net cash used in investing activities was $7.8 million for the year ended December 31, 2020, which consisted primarily of cash used to purchase marketable securities and property and equipment. Net cash used in investing activities was $0.2 million and $49,000 for the years ended December 31, 2019 and 2018, respectively, which consisted primarily of cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities was $272.0 million for the year ended December 31, 2020, which consisted primarily of net proceeds from our IPO and net proceeds from the issuance of Series C convertible preferred stock, partially offset by payments related to the LSA. Net cash provided by financing activities was $89.2 million for the year ended December 31, 2019, which consisted primarily of net proceeds from the issuance of Series C convertible preferred stock and the issuance of convertible notes, partially offset by payments related to the LSA. Net cash provided by financing activities was $5.1 million for the year ended December 31, 2018, which consisted primarily of net proceeds from the issuance of convertible notes and a loan draw under the LSA.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$14,463	$—	$5,133	$6,509	$2,821
Total	$14,463	$—	$5,133	$6,509	$2,821

Our operating lease obligations relate to our leases for office and laboratory space in San Diego, California. In March 2014, we entered into a non-cancellable operating lease for office and laboratory space with a lease term through November 2017. In July 2017, we entered into an amendment to this lease to extend the lease term through December 2021.

On June 1, 2020, we entered into a second amendment to our existing operating lease, or as amended, the 2014 Lease, and entered into a new non-cancellable temporary operating lease in connection with a newly executed non-cancellable operating lease for our new headquarters location, with a projected commencement date of July 1, 2021.

On December 18, 2020, we entered into an amendment to the non-cancellable operating lease for our new headquarters location, or as amended, the New Lease, which increased the square footage by adding adjacent space and extended the projected commencement date to November 1, 2021. Additionally, the non-cancellable temporary operating lease was amended, or as amended, the Temporary Lease, to accommodate the projected commencement date of the New Lease. The lease term under both the 2014 Lease and the Temporary Lease ends 15 days after the commencement date of the New Lease in November 2021. The remaining monthly rental payments under the 2014 Lease and the rent under the Temporary Lease were abated beginning on June 1, 2020, given the execution of the New Lease. The New Lease has a five-year term upon commencement in November 2021 and a renewal option for an additional five years. Under the terms of the New Lease, the initial monthly base rent of approximately $251,000 will increase to approximately $282,000 during the last year of the New Lease's initial term, and the first year includes five months of rent abatement. The total remaining base rent commitment for the initial term under the New Lease is $14.5 million.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services, and other services and products for operating purposes. These contracts may include certain provisions that could require payments for early termination. The amount of the termination payments vary depending on the timing of the termination and the specific terms of the contract. Therefore, these contracts are cancellable contracts and are not included in the table above.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this annual report, we believe that the following accounting policies are the most critical to understanding and evaluating our historical and future performance.

Revenue Recognition

To date, all of our revenue has been derived from our collaboration and research agreements entered into with Lilly and various other parties. The terms of these arrangements include payments to us for the following: non-refundable, upfront license fees; development, regulatory and commercial milestone payments; payments for research and development services provided by us or for manufacturing supply services we may provide through our contract manufacturers; and royalties on net sales of licensed products.

Effective January 1, 2019, we began recognizing revenue in accordance with the provisions of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The adoption of ASC 606 using the modified retrospective approach did not have a material impact on our financial position, results of operations or cash flows as we did not have any revenue-generating arrangements in effect at January 1, 2019. In accordance with ASC 606, we perform the following five steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation.

If an agreement includes a license to our intellectual property and that license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

With respect to our assessment of the Lilly Agreement, we identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by us. We have identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, we will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which we expect to deliver our performance obligations. We periodically review and update the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted.

Through December 31, 2018, we recognized revenue from upfront payments for licenses or options to obtain licenses in the future, milestone payments that were generated from defined research or development events, as well as amounts for other research and development services under strategic alliance and collaboration agreements. We recognized revenue when all four of the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) products have been delivered or services rendered; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

For all periods presented, amounts received prior to satisfying the above revenue recognition criteria were recorded as deferred revenue until all applicable revenue recognition criteria were met. Deferred revenue represented the portion of payments received that have not been earned.

Stock-Based Compensation

Stock-based compensation expense for employee and non-employee stock option grants is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award, net of actual forfeitures during the period. Stock-based compensation expense for employee stock purchases under the Employee Stock Purchase Plan, or the ESPP, is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period.

We estimate the fair value of our stock-based awards using the Black-Scholes model. The Black-Scholes model requires the use of subjective assumptions, including the fair value of the underlying common stock on the date of grant, risk-free interest rate, expected volatility, expected term and expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop.

Fair Value of our Common Stock. Prior to our IPO in June 2020, the fair value of the common stock underlying our equity awards was determined on each grant date by our board of directors, taking into account input from management and independent third-party valuation analyses. Following the completion of our IPO, the fair value of our common stock is based on the closing price as reported on the date of grant on the Nasdaq Global Market.

Risk-Free Interest Rate. We base the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected Volatility. Due to the limited trading history of our common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Expected Term. We have estimated the expected life of our stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected life assumption for employee stock purchases under the ESPP is six months to conform with the six-month ESPP offering period.

Expected Dividend Yield. Our expected dividend yield assumption is zero as we have never paid dividends and have no present intention to do so in the future.

Accrued Research and Development Costs

As part of the process of preparing our financial statements, we are required to make estimates of our accrued research and development expenses resulting from our obligations under contracts with CROs, manufacturers, vendors and consultants. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in our reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Recent Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this annual report.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents and marketable securities consist of cash held in readily available checking and money market accounts, as well as debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, due to the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. To date, we have not experienced any material effects from foreign currency fluctuations.

ITEM 8.    Financial Statements and Supplementary Data

The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this annual report and are presented beginning on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.aviditybiosciences.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ITEM 11.    Executive Compensation

The information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be contained in our Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees” and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

1.	Financial Statements.

The financial statements of Avidity Biosciences, Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.

2.	Finance Statement Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 16.    Form 10-K Summary

None.

Avidity Biosciences, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Avidity Biosciences, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avidity Biosciences, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock/units and stockholders’/members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 9 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

San Diego, California

March 15, 2021

f-2

Avidity Biosciences, Inc.

Balance Sheets

(in thousands, except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$321,462	$94,578
Marketable securities	6,679	—
Prepaid and other assets	3,537	1,098
Total current assets	331,678	95,676
Property and equipment, net	1,468	631
Restricted cash	251	—
Other assets	501	600
Total assets	$333,898	$96,907
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$7,745	$2,308
Accrued compensation	3,152	1,314
Deferred revenue, current portion	3,690	3,840
Long-term debt, current portion	—	2,774
Total current liabilities	14,587	10,236
Lease liabilities, net of current portion	938	393
Deferred revenue, net of current portion	12,150	15,100
Long-term debt, net of current portion	—	1,770
Other long-term liabilities	—	45
Total liabilities	27,675	27,544
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.0001 par value; authorized shares – none and 38,055 at December 31, 2020 and 2019, respectively; issued and outstanding shares – none and 37,267 at December 31, 2020 and 2019, respectively	—	134,720
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized shares – 40,000 and none at December 31, 2020 and 2019, respectively; issued and outstanding shares – none	—	—
Common stock, $0.0001 par value; authorized shares – 400,000 and 52,042 at December 31, 2020 and 2019, respectively; issued and outstanding shares – 37,569 and 2,989 at December 31, 2020 and 2019, respectively	4	—
Additional paid-in capital	372,764	(43,172)
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(66,540)	(22,185)
Total stockholders’ equity (deficit)	306,223	(65,357)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$333,898	$96,907

See accompanying notes.

f-3

Avidity Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share/unit data)

	Year Ended December 31,
	2020	2019	2018
Collaboration and contract research revenue	$6,787	$2,319	$379
Operating expenses:
Research and development	37,602	14,539	8,436
General and administrative	13,462	5,112	2,441
Total operating expenses	51,064	19,651	10,877
Loss from operations	(44,277)	(17,332)	(10,498)
Other income (expense):
Interest income	206	—	—
Interest and other expense	(209)	(7,387)	(718)
Change in fair value of preferred warrant liability	(75)	(15)	—
Total other income (expense)	(78)	(7,402)	(718)
Net loss	(44,355)	(24,734)	(11,216)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(5)	—	—
Comprehensive loss	$(44,360)	$(24,734)	$(11,216)
Net loss per share/unit, basic and diluted	$(2.05)	$(9.12)	$(4.53)
Weighted-average shares/units outstanding, basic and diluted	21,663	2,713	2,477

See accompanying notes.

f-4

Avidity Biosciences, Inc.

Statements of Convertible Preferred Stock/Units and Stockholders’/Members’ Equity (Deficit)

(in thousands)

	Preferred Units		Convertible Preferred Stock		Common Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Predecessor's	Total Stockholders’/ Members' Equity
	Units	Amount	Shares	Amount	Units	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	(Deficit)
Balance at December 31, 2017	12,459	$32,693	—	$—	2,531	$267	—	$—	$—	$—	$—	$(30,339)	$(30,072)
Issuance of common units upon exercise of unit options	—	—	—	—	311	67	—	—	—	—	—	—	67
Vesting of early exercise options	—	—	—	—	—	32	—	—	—	—	—	—	32
Stock-based compensation	—	—	—	—	—	60	—	—	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,216)	(11,216)
Balance at December 31, 2018	12,459	$32,693	—	$—	2,842	$426	—	$—	$—	$—	$—	$(41,555)	$(41,129)
Distribution to members	—	(106)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common units upon exercise of unit options	—	—	—	—	78	38	—	—	—	—	—	—	38
Stock-based compensation	—	—	—	—	—	17	—	—	—	—	—	—	17
Net loss to date of conversion	—	—	—	—	—	—	—	—	—	—	—	(2,549)	(2,549)
Conversion from LLC to C corporation	(12,459)	(32,587)	12,459	32,587	(2,920)	(481)	2,920	—	(43,623)	—	—	44,104	—
Issuance of Series C convertible preferred stock, net of issuance costs of $4,100	—	—	17,915	72,623	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock upon conversion of convertible notes	—	—	6,893	29,510	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	69	—	26	—	—	—	26
Vesting of early exercise options	—	—	—	—	—	—	—	—	36	—	—	—	36
Stock-based compensation	—	—	—	—	—	—	—	—	389	—	—	—	389
Net loss	—	—	—	—	—	—	—	—	—	—	(22,185)	—	(22,185)
Balance at December 31, 2019	—	$—	37,267	$134,720	—	$—	2,989	$—	$(43,172)	$—	$(22,185)	$—	$(65,357)
Issuance of Series C convertible preferred stock, net of issuance costs of $100	—	—	538	2,200	—	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $24,026	—	—	—	—	—	—	16,560	2	274,052	—	—	—	274,054
Conversion of convertible preferred stock into common stock upon completion of initial public offering	—	—	(37,805)	(136,920)	—	—	17,921	2	136,918	—	—	—	136,920
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	—	—	—	—	—	—	—	—	120	—	—	—	120
Cashless exercise of common stock warrants	—	—	—	—	—	—	16	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	54	—	22	—	—	—	22
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	29	—	444	—	—	—	444
Vesting of early exercise options	—	—	—	—	—	—	—	—	70	—	—	—	70
Stock-based compensation	—	—	—	—	—	—	—	—	4,310	—	—	—	4,310
Net loss	—	—	—	—	—	—	—	—	—	—	(44,355)	—	(44,355)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Balance at December 31, 2020	—	$—	—	$—	—	$—	37,569	$4	$372,764	$(5)	$(66,540)	$—	$306,223

See accompanying notes.

f-5

Avidity Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(44,355)	$(24,734)	$(11,216)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	373	348	383
Stock-based compensation expense	4,310	406	60
Amortization of premiums and discounts on marketable securities, net	9	—	—
Amortization of discounts and loan issuance costs	29	71	73
Noncash interest expense	110	7,027	374
Change in fair value of preferred warrant liability	75	15	—
Changes in operating assets and liabilities:
Prepaid and other assets	(2,444)	(949)	12
Accounts payable and accrued liabilities	5,749	436	780
Accrued compensation	1,838	1,010	127
Operating lease right-of-use assets and liabilities, net	289	(80)	—
Deferred rent	—	—	(7)
Deferred revenue	(3,100)	18,940	(241)
Net cash (used in) provided by operating activities	(37,117)	2,490	(9,655)
Cash flows from investing activities
Purchases of marketable securities	(6,693)	—	—
Purchases of property and equipment	(1,092)	(235)	(49)
Net cash used in investing activities	(7,785)	(235)	(49)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, gross	298,080	—	—
Payment of issuance costs related to initial public offering	(24,026)	—	—
Proceeds from exercise of stock/unit options, net of repurchases	22	65	162
Proceeds from issuance of common stock under employee stock purchase plan	444	—	—
Proceeds from long-term debt, net of issuance costs	—	—	1,994
Payments on long-term debt	(4,683)	(2,800)	—
Distributions to members	—	(106)	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	2,200	72,623	—
Proceeds from issuance of convertible notes, net of issuance costs	—	19,451	2,988
Net cash provided by financing activities	272,037	89,233	5,144
Net increase (decrease) in cash, cash equivalents and restricted cash	227,135	91,488	(4,560)
Cash, cash equivalents and restricted cash at beginning of period	94,578	3,090	7,650
Cash, cash equivalents and restricted cash at end of period	$321,713	$94,578	$3,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$571	$322	$291

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$936	$807	$—
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$118	$43	$—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$136,920	$—	$—
Issuance of Series C convertible preferred stock upon conversion of outstanding convertible notes	$—	$29,510	$—
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	$120	$—	$—

See accompanying notes.

f-6

Avidity Biosciences, Inc.

Notes to Financial Statements

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

Formation and Conversion

The Company was formed under the laws of the State of Delaware in November 2012 as a Delaware limited liability company. In April 2019, pursuant to an Agreement and Plan of Conversion, Avidity Biosciences LLC (Avidity LLC) was converted into Avidity Biosciences, Inc., a Delaware corporation. The entire membership interests of Avidity LLC were converted into securities of Avidity Biosciences, Inc. as follows: (i) each outstanding common unit of Avidity LLC was converted into one share of Avidity Biosciences, Inc.’s common stock; (ii) each outstanding Series A convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series A convertible preferred stock; and (iii) each outstanding Series B convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series B convertible preferred stock. All the property, rights, privileges, powers and franchises of Avidity LLC vested in Avidity Biosciences, Inc., and all debts, liabilities and duties of Avidity LLC became debts, liabilities and duties of Avidity Biosciences, Inc. Outstanding convertible notes, warrants and stock awards under Avidity LLC’s employee benefit and incentive compensation plans continued on the same terms and conditions and became binding upon Avidity Biosciences, Inc.

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

Liquidity

As of December 31, 2020, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of December 31, 2020, the Company had an accumulated deficit of $66.5 million and cash, cash equivalents and marketable securities of $328.1 million.

The Company believes that existing cash, cash equivalents and marketable securities, including the net proceeds from the IPO, will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Form 10-K. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these financial statements are not necessarily indicative of the results that may be expected for any future periods.

2.	Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP, which requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, stock-based compensation, and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the letter of credit required under the Company’s facility lease and is reported as a long-term asset in the accompanying balance sheets.

Marketable Securities

The Company’s marketable securities consist of corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2020, 2019 and 2018.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary impairments recognized for the years ended December 31, 2020, 2019 and 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity.

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

None of the Company’s non-financial assets are recorded at fair value on a non-recurring basis. The carrying amounts reflected in the Company’s balance sheets for prepaid and other assets and accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The carrying value of the Company’s previously outstanding debt approximated fair value due to the interest being reflective of then-current market rates for debt with similar terms and conditions. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. No transfers between levels have occurred during the periods presented.

See Note 3 (Fair Value Measurements) for information on assets and liabilities measured at fair value.

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

Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. An adjustment to retained earnings was not required upon adoption as the Company had no revenue generating agreements in effect on the date of adoption.

In accordance with Topic 606, the Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.

Prior to January 1, 2019, the Company recognized revenues when all four of the following criteria were met: (i) persuasive evidence that an arrangement exists, (ii) delivery of the products and/or services has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured. The Company’s research evaluation agreements in existence prior to January 1, 2019 contained multiple elements, including payments for reimbursement of internal and third parties’ development costs. The

Company considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements.

The Company receives payments from its collaborators based on billing schedules established in each contract. Upfront and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under its research and collaboration arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

See Note 5 (Collaboration, License and Research Agreements) for further information.

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

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, which provides for deferred taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

The Company is subject to taxation in the United States and state jurisdictions. As of December 31, 2020, the Company’s tax years since conversion are subject to examination by taxing authorities.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss for all periods presented.

Net Loss Per Share/Unit

Basic net loss per share/unit is computed by dividing the net loss by the weighted-average number of common shares/units outstanding for the period, adjusted for the weighted-average number of common shares/units outstanding that are subject to repurchase or forfeiture. The Company has excluded 123,285, 217,524 and 231,810 weighted-average shares/units subject to repurchase or forfeiture from the weighted-average number of common shares/units outstanding for the years ended December 31, 2020, 2019 and 2018, respectively. Diluted net loss per share/unit is computed by dividing the net loss by the weighted-average number of common shares/units and dilutive common stock/unit equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares/units used to calculate basic and diluted shares/units outstanding as inclusion of the potentially dilutive securities would be antidilutive due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share/unit, because to do so would be anti-dilutive, are as follows (in common stock/unit equivalents; in thousands):

	December 31,
	2020	2019	2018
Convertible preferred stock/units	—	17,666	5,906
Warrant to purchase convertible preferred stock/units	—	8	8
Warrant to purchase common stock/units	—	9	9
Common stock/unit options issued and outstanding	3,788	1,667	300
Common stock/units subject to repurchase or forfeiture	69	195	263
ESPP shares pending issuance	1	—	—
Total	3,858	19,545	6,486

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

3.	Fair Value Measurements

The Company determines the fair value of its cash equivalents and marketable securities based on one or more valuations from its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

As of December 31, 2020, cash equivalents and marketable securities measured at fair value were as follows (in thousands):

		Fair Value Measurements Using
As of December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Negotiable certificates of deposit	$720	$—	$720	$—
Marketable securities:
Corporate debt securities	6,679	—	6,679	—
Total	$7,399	$—	$7,399	$—

As of December 31, 2019, the Company had no cash equivalents or marketable securities measured at fair value.

Prior to completion of the IPO in June 2020, the Company had an outstanding warrant to purchase shares of its Series A convertible preferred stock. Since the underlying Series A convertible preferred stock was classified outside of permanent equity, the preferred stock warrant was classified as other long-term liabilities in the accompanying balance sheet. The preferred stock warrant liability was recorded at fair value utilizing the Black-Scholes model using significant unobservable inputs adjusted for the preferred stock warrant’s expected life and the fair value of the underlying convertible preferred stock. The Company adjusted the carrying value of the preferred stock warrant to its estimated fair value at each reporting date, with any related increase or decrease in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations and comprehensive loss. In connection with the IPO, the preferred stock warrant was adjusted to become a warrant to purchase shares of the Company’s common stock and met the criteria to be classified within stockholders’ equity. Accordingly, the fair value of the warrant liability was reclassified to stockholders’ equity.

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 31, 2017 and 2018	$30
Change in fair value	15
Balance at December 31, 2019	45
Change in fair value	75
Reclassification of warrant liability to stockholders’ equity	(120)
Balance at December 31, 2020	$—

4.	Marketable Securities

The Company’s marketable securities, which consist of highly liquid, investment grade debt securities, are classified as available-for-sale and are stated at fair value. As of December 31, 2020, marketable securities consisted of the following (in thousands):

As of December 31, 2020	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$3,612	$—	$(2)	$3,610
Corporate debt securities	1 - 2	3,072	—	(3)	3,069
Total		$6,684	$—	$(5)	$6,679

As of December 31, 2019, the Company had no investments in marketable securities.

5.	Collaboration, License and Research Agreements

Research Collaboration and License Agreement with Eli Lilly and Company

In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, the Company granted Lilly an exclusive, worldwide, royalty-bearing license, with the right to sublicense (subject to certain conditions), under the Company’s technology to research, develop, manufacture and sell products containing AOCs that are directed to up to six mRNA targets. The Company retains the right to use its technology to perform its obligations under the Lilly Agreement and for all purposes not granted to Lilly. The Company agreed that it will not, itself or with a third party, research, develop, manufacture or commercialize or otherwise exploit any compound or product directed against targets subject to the Lilly Agreement.

In consideration of the rights granted to Lilly under the Lilly Agreement, the Company received a one-time upfront fee of $20.0 million and is eligible to receive up to $60.0 million in development milestone payments, up to $140.0 million in regulatory milestone payments and up to $205.0 million in commercialization milestone payments per target. In addition, Lilly is obligated to reimburse the Company for research expenses, as defined in and incurred under the Lilly Agreement. Lilly is obligated to pay the Company a tiered royalty ranging from the mid-single to low-double digits on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Lilly’s royalty obligations and the Lilly Agreement will expire on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of the first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through December 31, 2020, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $6.8 million, $2.3 million and $0 for the years ended December 31, 2020, 2019 and 2018, respectively, and had deferred revenue of $15.8 million and $18.9 million as of December 31, 2020 and 2019, respectively. Collaboration receivables related to the Lilly Agreement were $1.2 million and $0.8 million as of December 31, 2020 and 2019, respectively, which are included in prepaid and other assets on the balance sheets.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2018	$—
Upfront payment	20,000
Revenue recognized	(1,060)
Balance at December 31, 2019	18,940
Revenue recognized	(3,100)
Balance at December 31, 2020	$15,840

Concurrently with the execution of the Lilly Agreement, the Company issued a convertible promissory note to Lilly (the Lilly Note). In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the Lilly Note converted into 4,576,342 shares of Series C convertible preferred stock. See Note 8 (Convertible Notes) for further discussion.

Other Agreements

In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. As of December 31, 2020, the Company has not received any payments or recognized any revenue under the MyoKardia Agreement.

In 2016 and 2017, the Company entered into agreements with pharmaceutical companies under which the Company was contracted to perform certain research and development activities, as defined in work plans. All work under the agreements was completed in early 2018 with the Company recognizing revenue totaling $0.4 million for the year ended December 31, 2018.

6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$2,928	$1,755
Computers and software	58	65
Office furniture and equipment	44	37
Leasehold improvements	417	417
Property and equipment, gross	3,447	2,274
Less accumulated depreciation	(1,979)	(1,643)
Total property and equipment, net	$1,468	$631

Depreciation expense related to property and equipment was $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7.	Debt

The Company’s debt consisted of the following (in thousands):

	December 31,
	2020	2019
Current liabilities:
Term loans	$—	$2,800
Unamortized debt issuance costs	—	(25)
Unamortized debt discount	—	(1)
Loans payable, net of issuance costs and discount	—	2,774

Non-current liabilities:
Term loans	—	1,400
Accrued end of term fees	—	374
Unamortized debt issuance costs	—	(4)
Loans payable, net of issuance costs and discount	—	1,770
Total loans payable, net of issuance costs and discount	$—	$4,544

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

In conjunction with the Term A and Term B Loans, the Company issued a warrant to SVB to purchase up to 16,474 shares of Series A convertible preferred stock at an exercise price of $2.2615 per share, exercisable at any time following the issuance, with a term of ten years. In connection with the completion of the IPO in June 2020, the preferred stock warrant was adjusted to become a warrant exercisable for 7,809 shares of common stock at an exercise price of $4.77 per share. In conjunction with the Term C Loan entered into in June 2017, the Company issued a warrant to SVB to purchase up to 9,442 shares of common stock at an exercise price of $0.53 per share, exercisable at any time following the issuance, with a term of seven years. The Company estimated the fair value of the warrants granted using the Black-Scholes model and recorded the fair value as debt discounts, which were being amortized to interest expense using the effective interest method over the term of the loans. On June 17, 2020, the warrants were cashless exercised for an aggregate of 15,833 shares of common stock.

8.	Convertible Notes

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

Concurrently with the execution of the Lilly Agreement in April 2019, the Company issued the Lilly Note and received cash proceeds of $15.0 million. The Lilly Note accrued simple interest of 8.0% per annum and, if not converted, would have matured in October 2020. All unpaid principal and interest were due at maturity.

The 2018 Notes, 2019 Notes and the Lilly Note (collectively, the Notes) represented share settled debt that were accounted for at amortized cost by accreting the Notes to their redemption value over the life of the debt using the effective interest method.  In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the Notes converted into 6,893,036 shares of Series C convertible preferred stock. The Company recorded interest expense of $6.9 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively, for the stated interest rate and the discount at which the Notes converted.

9.	Commitments and Contingencies

Lease Agreements

The Company adopted ASC 842, Leases, as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases.

In accordance with ASC 842, the Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception, or as applicable, and accounts for the arrangement under the relevant accounting literature. Currently, the Company is only party to non-cancellable office and laboratory space operating leases and a short-term office lease. Under the relevant guidance, the Company recognizes operating lease right-of-use (ROU) assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate of 5.5%, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s short-term lease is not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.

In March 2014, the Company entered into a non-cancellable operating lease for office and laboratory space with a lease term through November 2017. In July 2017, the Company entered into an amendment to this lease to extend the lease term through December 2021.

On June 1, 2020, the Company entered into a second amendment to its existing operating lease (as amended, the 2014 Lease) and entered into a new non-cancellable temporary operating lease in connection with a newly executed non-cancellable operating lease for its new headquarters location, with a projected commencement date of July 1, 2021.

On December 18, 2020, the Company entered into an amendment to the non-cancellable operating lease for its new headquarters location (as amended, the New Lease), which increased the square footage by adding adjacent space and extended the projected commencement date to November 1, 2021. Additionally, the non-cancellable temporary operating lease was amended (as amended, the Temporary Lease) to accommodate the projected commencement date of the New Lease. The lease term under both the 2014 Lease and the Temporary Lease ends 15 days after the commencement date of the New Lease in November 2021. The remaining monthly rental payments under the 2014 Lease and the rent under the Temporary Lease were abated beginning on June 1, 2020, given the execution of the New Lease. The New Lease has a five-year term upon commencement in November 2021 and a renewal option for an additional five years. Under the terms of the New Lease, the initial monthly base rent of approximately $251,000 will increase to approximately $282,000 during the last year of the New Lease's initial term, and the first year includes five months of rent abatement. The total lease payments under the initial term of the New Lease of $14.7 million were allocated amongst the 2014 Lease, Temporary Lease and New Lease based on the relative standalone price of the separate lease components. Furthermore, pursuant to the terms of the New Lease, the Company is required to maintain a letter of credit totaling $251,000 throughout the lease term.

In June 2020, in accordance with the lease terms applicable at that time, the Company adjusted the ROU asset and liability of the 2014 Lease to conform to the modification terms and recorded an ROU asset and liability for the Temporary Lease upon occupancy. In December 2020, in connection with the lease amendments described above, the Company adjusted the ROU asset and liability of the 2014 Lease and Temporary Lease to conform to the modification terms. The Company will recognize an ROU asset and liability related to the New Lease upon obtaining control of the asset, which is expected to be upon occupancy of the new space in November 2021.

As of December 31, 2020, the Company’s ROU assets and liabilities related to the 2014 Lease and the Temporary Lease are as follows (in thousands):

ROU assets (included in other assets)	$454

Lease liabilities, current portion (included in accounts payable and accrued liabilities)	$—
Lease liabilities, net of current portion	938
Total lease liabilities	$938

As of December 31, 2020, maturities of the lease liabilities due under the 2014 Lease and the Temporary Lease are as follows (in thousands):

Year ending December 31,
2021	$17
2022	135
2023	208
2024	214
2025	220
2026	188
Total lease payments	982
Less imputed interest	(44)
Total operating lease liabilities	938
Less lease liabilities, current portion	—
Lease liabilities, net of current portion	$938

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash paid included in operating cash flows	$163	$382	N/A

Rent expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating leases	$453	$302	$302
Short-term lease	36	6	—
Total rent expense	$489	$308	$302

As of December 31, 2020, the weighted-average remaining term of the Company’s operating leases was 0.8 years.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued.

Contractual Obligations

The Company enters into contracts in the normal course of business for contract research services, contract manufacturing services, professional services, and other services and products for operating purposes. These contracts may include certain provisions that could require payments for early termination. The amount of the termination payments vary depending on the timing of the termination and the specific terms of the contract.

10.	Stockholders’ Equity (Deficit)

Amended and Restated Certificate of Incorporation

On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share.

Initial Public Offering

On June 16, 2020, the Company completed its IPO in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were $274.1 million.

Conversion

On April 1, 2019, Avidity LLC, a Delaware limited liability company, was converted into Avidity Biosciences, Inc., a Delaware corporation. The entire membership interests of Avidity LLC were converted into securities of Avidity Biosciences, Inc. as follows: (i) each outstanding common unit of Avidity LLC was converted into one share of Avidity Biosciences, Inc.’s common stock; (ii) each outstanding Series A convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series A convertible preferred stock; and (iii) each outstanding Series B convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series B convertible preferred stock. All the property, rights, privileges, powers and franchises of Avidity LLC vested in Avidity Biosciences, Inc., and all debts, liabilities and duties of Avidity LLC became debts, liabilities and duties of Avidity Biosciences, Inc. All references to the former members’ equity accounts in Avidity LLC have been adjusted to reflect the equivalent number of Avidity Biosciences, Inc.’s shares of common stock. Upon completion of the conversion, the Company reclassified an accumulated deficit of $44.1 million from predecessor deficit to additional paid-in capital.

Convertible Preferred Stock

In November 2019, the Company issued 17,915,525 shares of Series C convertible preferred stock, for cash, at a price of $4.2812 per share, for net proceeds of $72.6 million, net of issuance costs of $4.1 million. In addition, all outstanding principal and accrued interest under the Notes were automatically converted into 6,893,036 shares of Series C convertible preferred stock, at a stated discount pursuant to the original terms of the notes at issuance. In January 2020, the Company issued an additional 537,232 shares of Series C convertible preferred stock, for cash, at a price of $4.2812 per share, for net proceeds of $2.2 million, net of issuance costs of $100,000.

In connection with the completion of the IPO in June 2020, all of the outstanding shares of convertible preferred stock were converted into 17,921,069 shares of the Company’s common stock. As of December 31, 2019, the Company’s convertible preferred stock was classified as temporary equity on the accompanying balance sheet in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control. The Company had determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not probable.

As of December 31, 2019, convertible preferred stock consisted of the following (in thousands, except per share data):

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Original Issue Price and Conversion Price	Liquidation Preference	Carrying Value
Series A	4,367	4,350	$2.2615	$9,838	$9,773
Series B	8,108	8,108	2.8269	22,922	22,814
Series C	25,580	24,809	4.2812	106,210	102,133
Total	38,055	37,267		$138,970	$134,720

Equity Incentive Plans

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

In June 2020, the Board of Directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-

employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At December 31, 2020, 2,851,824 shares remain available for issuance under the 2020 Plan.

Stock Options

Options granted from the 2013 Plan and 2020 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. Options generally vest over a two- to four-year period. Prior to the IPO, the exercise price of options was determined by the Company’s board of directors. Following the IPO, the Company grants options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.

Stock option activity for employee and nonemployee awards and related information is as follows (in thousands, except per share and contractual term data):

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,667	$1.08
Granted	2,291	14.24
Exercised	(119)	0.45
Forfeited	(51)	1.24
Outstanding at December 31, 2020	3,788	$9.06	9.1	$65,082
Exercisable at December 31, 2020	556	$1.24	8.3	$13,491

The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at December 31, 2020 and the exercise price of stock options that had strike prices below the closing price. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 were $0.5 million, $7,000 and $0, respectively. The total intrinsic values of options exercised were calculated as the difference between the fair value of the Company’s common stock/units at the time of the option exercise and the exercise price of that stock/unit option.

The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 were $11.63, $3.46 and $0.30 per share/unit, respectively.

As of December 31, 2020 and 2019, 69,359 and 194,729, respectively, of the stock options exercised were unvested and subject to repurchase.

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. A total of 325,000 shares of common stock was initially reserved for issuance under the ESPP. The Company issued 28,979 shares of common stock under the ESPP during the year ended December 31, 2020. The Company had an outstanding liability of $35,000 at December 31, 2020, which is included in accounts payable and accrued liabilities on the balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes model to determine the fair value of the stock/unit option grants and the shares purchasable under the ESPP were as follows:

Year Ended December 31,
Stock/Unit Option Grants	2020	2019	2018
Risk-free interest rate	0.3% - 1.5%	1.4% - 2.7%	2.4% - 2.9%
Expected volatility	88% - 92%	84% - 88%	83% - 84%
Expected term (in years)	5.4 - 6.1	2.0 - 6.1	2.0 - 6.1
Expected dividend yield	—%	—%	—%

	Year Ended December 31,
ESPP	2020	2019	2018
Risk-free interest rate	0.1% - 0.2%	N/A	N/A
Expected volatility	75% - 96%	N/A	N/A
Expected term (in years)	0.5	N/A	N/A
Expected dividend yield	—%	N/A	N/A

Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected Volatility. Due to the limited trading history of the Company’s common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected Term. The Company has estimated the expected life of its stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected life assumption for employee stock purchases under the ESPP is six months to conform with the six-month ESPP offering period.

Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development expense	$1,895	$84	$26
General and administrative expense	2,415	322	34
Total stock-based compensation expense	$4,310	$406	$60

As of December 31, 2020, the unrecognized compensation cost related to outstanding time-based options was $27.2 million, which is expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2020, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	December 31,
	2020	2019
Conversion of convertible preferred stock	—	17,666
Common stock options issued and outstanding	3,788	1,667
Equity awards available for future issuance under equity plans	2,852	1,601
Preferred and common stock warrants outstanding	—	17
Common stock authorized under the ESPP	296	—
Total	6,936	20,951

11.	Income Taxes

The Company operated as a nontaxable partnership until its conversion on March 31, 2019. The Company had deferred tax assets in existence on March 31, 2019 when the Company became a taxable entity. Deferred tax assets were not recognized due to the uncertainty that such assets will be realized. The Company retained the valuation allowance on the deferred tax assets at December 31, 2019.

No provision for income taxes was recorded for the years ended December 31, 2020 and 2019.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Income tax expense (benefit) at statutory rates	$(9,315)	$(5,194)
State income tax, net of federal benefit	(3,004)	(1,057)
Permanent items	1	14
Book income for pre-conversion period	—	527
Interest on convertible notes	—	445
Realized gain on conversion of convertible notes	—	958
Reserve for uncertain tax positions	398	140
Research and development tax credits	(1,639)	(584)
Deferred taxes recognized upon conversion	—	(3,076)
Valuation allowance	13,488	7,827
Other	71	—
Income tax expense (benefit)	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are shown below (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$11,277	$4,275
Research and development tax credits	1,855	438
Deferred revenue	4,443	—
Accrued expenses	153	179
Intangibles and fixed assets	2,483	2,721
Lease liability	263	265
Stock-based compensation	969	160
Total deferred tax assets	21,443	8,038
Less valuation allowance	(21,316)	(7,827)
Net deferred tax assets	127	211
Deferred tax liabilities:
Right-of-use asset	(127)	(211)
Total deferred tax liabilities	(127)	(211)
Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be released. The change in the valuation allowance was an increase of $13.5 million for the year ended December 31, 2020.

At December 31, 2020, the Company had federal and state net operating loss (NOL) carryforwards of $40.2 million and $40.0 million, respectively. On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing U.S. businesses. Under the CARES Act, the Internal Revenue Code of 1986, as amended (IRC) was amended to allow for federal NOLs to be carried back for five years to offset previous years’ income or carried forward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter. The state NOLs begin to expire in 2039 unless previously utilized.

At December 31, 2020, the Company had federal and state research and development tax credits of $1.7 million and $1.0 million, respectively. The federal research and development tax credits begin to expire in 2039 unless previously utilized, and the state credits carry forward indefinitely.

Pursuant to IRC Section 382 and Section 383, the Company’s ability to use NOL and R&D tax credit carryforwards (tax attribute carryforwards) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 and therefore has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. If ownership changes within the meaning of IRC Section 382 have occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income taxes in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets, along with the corresponding valuation allowance, associated with such tax attributes could be significantly reduced upon an ownership change within the meaning of IRC Section 382. Due to the existence of the valuation allowance, changes in the Company’s deferred tax assets from any such limitation will not impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$156	$—
Increases related to current year positions	446	156
Increases related to prior year positions	62	—
Other true up	7	—
Gross unrecognized tax benefits at the end of the year	$671	$156

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by a corresponding adjustment to the deferred tax asset valuation allowance. The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2020 or 2019.

As of December 31, 2020, the Company’s tax years since conversion are subject to examination by taxing authorities.

12.	Quarterly Financial Data (unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share/unit data):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,358	$1,541	$1,746	$2,142
Operating expenses	7,508	11,909	13,212	18,435
Other income (expense)	65	(188)	27	18
Net loss	(6,085)	(10,556)	(11,439)	(16,275)
Net loss per share, basic and diluted (1)	(2.14)	(1.23)	(0.31)	(0.43)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$224	$650	$1,445
Operating expenses	2,174	4,129	5,856	7,492
Other income (expense)	(375)	(1,211)	(1,462)	(4,354)
Net loss	(2,549)	(5,116)	(6,668)	(10,401)
Net loss per share/unit, basic and diluted (1)	(0.97)	(1.89)	(2.43)	(3.75)

(1)

Net loss per share/unit is computed independently for each quarter and the full year based upon respective shares/units outstanding; therefore, the sum of the quarterly net loss per share/unit amounts may not equal the annual amounts reported.

13.	COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on the Company’s preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. In response to the COVID-19 outbreak, the Company has closed its executive offices with its administrative employees continuing their work remotely and limited the number of staff in its research and development laboratories. To date, the Company has not experienced material disruptions in its business operations. However, a prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2020. The Company currently does not expect to apply for loans or grants under the CARES Act.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6-16-2020	3.1

3.2	Amended and Restated Bylaws.	8-K	6-16-2020	3.2

4.1	Form of Common Stock Certificate.	S-1	5-22-2020	4.1

4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among the Registrant and certain of its stockholders.	S-1	5-22-2020	4.2

4.3	Description of Registered Securities				X

10.1#	Avidity Biosciences, Inc. 2013 Amended and Restated Equity Incentive Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1	5-22-2020	10.1

10.2#	Avidity Biosciences, Inc. 2020 Incentive Award Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1/A	6-8-2020	10.2

10.3#	Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	6-8-2020	10.3

10.4#	Non-Employee Director Compensation Program.				X

10.5#	Employment Letter Agreement, dated May 15, 2020, by and between Sarah Boyce and the Registrant.	S-1	5-22-2020	10.5

10.6#	Employment Letter Agreement, dated May 15, 2020, by and between Joseph Baroldi and the Registrant.	S-1	5-22-2020	10.6

10.7#	Employment Letter Agreement, dated May 15, 2020, by and between Arthur A. Levin, Ph.D. and the Registrant.	S-1	5-22-2020	10.7

10.8#	Employment Letter Agreement, dated May 14, 2020, by and between Michael F. MacLean and the Registrant.	S-1	5-22-2020	10.8

10.9#	Employment Agreement, dated July 6, 2020, by and between Jae B. Kim, M.D. and the Registrant.	10-Q	11-10-2020	10.1

10.10#	Employment Agreement, dated December 8, 2020, by and between W. Michael Flanagan, Ph.D. and the Registrant.				X

10.11#	Form of Indemnification Agreement for Directors and Officers.	S-1	5-22-2020	10.11

10.12†	Research Collaboration and License Agreement, dated April 17, 2019, by and between Eli Lilly and Company and the Registrant.	S-1	5-22-2020	10.12

10.13	Lease Agreement, dated March 31, 2014, as amended, by and between ARE-10933 North Torrey Pines, LLC and the Registrant.	S-1/A	6-8-2020	10.14

10.14	Amended and Restated Lease Agreement, dated December 18, 2020, by and between ARE-SD Region No. 44, LLC and the Registrant.				X

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.				X

31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIDITY BIOSCIENCES, INC.

/s/ Sarah Boyce
Sarah Boyce
President and Chief Executive Officer

Date: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sarah Boyce Sarah Boyce	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021

/s/ Michael F. MacLean Michael F. MacLean	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021

/s/ Troy Wilson Troy Wilson, Ph.D., J.D.	Chairman of the Board of Directors	March 15, 2021

/s/ Carsten Boess Carsten Boess	Director	March 15, 2021

/s/ Noreen Henig	Director	March 15, 2021
Noreen Henig, M.D.

/s/ Edward Kaye Edward Kaye, M.D.	Director	March 15, 2021

/s/ Jean Kim Jean Kim	Director	March 15, 2021

/s/ Tamar Thompson Tamar Thompson	Director	March 15, 2021

/s/ Roderick Wong Roderick Wong, M.D.	Director	March 15, 2021