Form 10-Q
period 2021-03-31
Avidity Biosciences, Inc.
filed 2021-05-12
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of April 26, 2021, the registrant had 37,615,261 shares of common stock outstanding.

Avidity Biosciences, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

Avidity Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except par value)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$301,273	$321,462
Marketable securities	6,641	6,679
Prepaid and other assets	4,036	3,537
Total current assets	311,950	331,678
Property and equipment, net	2,187	1,468
Restricted cash	251	251
Other assets	364	501
Total assets	$314,752	$333,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,412	$7,745
Accrued compensation	2,745	3,152
Deferred revenue, current portion	4,357	3,690
Total current liabilities	17,514	14,587
Lease liabilities, net of current portion	951	938
Deferred revenue, net of current portion	10,171	12,150
Total liabilities	28,636	27,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares – 40,000; issued and outstanding shares – none	—	—
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 37,600 and 37,569 at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	376,499	372,764
Accumulated other comprehensive loss	(3)	(5)
Accumulated deficit	(90,384)	(66,540)
Total stockholders’ equity	286,116	306,223
Total liabilities and stockholders’ equity	$314,752	$333,898

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$2,704	$1,358
Operating expenses:
Research and development	20,677	5,544
General and administrative	5,884	1,964
Total operating expenses	26,561	7,508
Loss from operations	(23,857)	(6,150)
Other income (expense):
Interest income	16	143
Interest expense	—	(78)
Other income (expense)	(3)	—
Total other income (expense)	13	65
Net loss	(23,844)	(6,085)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	2	—
Comprehensive loss	$(23,842)	$(6,085)
Net loss per share, basic and diluted	$(0.64)	$(2.14)
Weighted-average shares outstanding, basic and diluted	37,521	2,845

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	—	$—	37,569	$4	$372,764	$(5)	$(66,540)	$306,223
Issuance of common stock upon exercise of stock options	—	—	31	—	24	—	—	24
Vesting of early exercise options	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	3,701	—	—	3,701
Net loss	—	—	—	—	—	—	(23,844)	(23,844)
Other comprehensive gain	—	—	—	—	—	2	—	2
Balance at March 31, 2021	—	$—	37,600	$4	$376,499	$(3)	$(90,384)	$286,116

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2019	37,267	$134,720	2,989	$—	$(43,172)	$—	$(22,185)	$(65,357)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	41	—	16	—	—	16
Vesting of early exercise options	—	—	—	—	14	—	—	14
Issuance of Series C convertible preferred stock, net of issuance costs of $100	538	2,200	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	449	—	—	449
Net loss	—	—	—	—	—	—	(6,085)	(6,085)
Balance at March 31, 2020	37,805	$136,920	3,030	$—	$(42,693)	$—	$(28,270)	$(70,963)

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(23,844)	$(6,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108	83
Stock-based compensation expense	3,701	449
Amortization of premiums and discounts on marketable securities, net	40	—
Amortization of discounts and loan issuance costs	—	9
Gain on disposal of property and equipment	(16)	—
Noncash interest expense	—	38
Changes in operating assets and liabilities:
Prepaid and other assets	(491)	(406)
Accounts payable and accrued liabilities	2,390	96
Accrued compensation	(407)	(673)
Operating lease right-of-use assets and liabilities, net	150	(31)
Deferred revenue	(1,312)	(620)
Net cash used in operating activities	(19,681)	(7,140)
Cash flows from investing activities
Purchases of property and equipment	(525)	(10)
Net cash used in investing activities	(525)	(10)
Cash flows from financing activities
Proceeds from exercise of stock options, net of repurchases	17	16
Payments on long-term debt	—	(700)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	2,200
Payment of deferred financing costs	—	(193)
Net cash provided by financing activities	17	1,323
Net decrease in cash, cash equivalents and restricted cash	(20,189)	(5,827)
Cash, cash equivalents and restricted cash at beginning of period	321,713	94,578
Cash, cash equivalents and restricted cash at end of period	$301,524	$88,751

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$50

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$286	$—
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$—	$1,139
Receivables from stock option exercises included in prepaid and other assets	$7	$—

See accompanying notes.

Avidity Biosciences, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Avidity Biosciences, Inc. (the Company or Avidity) is a biopharmaceutical company pioneering a new class of oligonucleotide-based therapies called Antibody Oligonucleotide Conjugates (AOCs) designed to overcome the current limitations of oligonucleotide-based therapies in order to treat a wide range of serious diseases. The Company utilizes its proprietary AOC platform to design, engineer and develop therapeutics that combine the specificity of monoclonal antibodies and the precision of oligonucleotide-based therapies.

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

Liquidity

As of March 31, 2021, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of March 31, 2021, the Company had an accumulated deficit of $90.4 million and cash, cash equivalents and marketable securities of $307.9 million.

The Company believes that existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Form 10-Q. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2021.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the letter of credit required under the Company’s facility lease and is reported as a long-term asset in the accompanying condensed balance sheets.

Marketable Securities

The Company’s marketable securities consist of corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses during any of the periods presented.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary impairments recognized during any of the periods presented.

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

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
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

See Note 3 (Fair Value Measurements) for information on assets measured at fair value.

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

The Company is subject to taxation in the United States and state jurisdictions. As of December 31, 2020, the Company’s tax years since conversion to a corporation are subject to examination by taxing authorities.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 58,154 and 177,142 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended March 31, 2021 and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2021	2020
Convertible preferred stock	—	17,921
Warrant to purchase convertible preferred stock	—	8
Warrant to purchase common stock	—	9
Common stock options issued and outstanding	5,523	2,414
Common stock subject to repurchase or forfeiture	48	142
ESPP shares pending issuance	13	—
Total	5,584	20,494

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing certain separation models required under existing guidance. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and amends the diluted earnings-per-share (EPS) calculation guidance in certain areas to improve the consistency of EPS calculations. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company early adopted the new standard, effective January 1, 2021, on a modified retrospective basis. The adoption of ASU 2020-06 had no impact on the Company's financial statements and related disclosures.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of March 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate debt securities	$6,641	$—	$6,641	$—
Total	$6,641	$—	$6,641	$—

		Fair Value Measurements Using
As of December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Negotiable certificates of deposit	$720	$—	$720	$—
Marketable securities:
Corporate debt securities	6,679	—	6,679	—
Total	$7,399	$—	$7,399	$—

4.	Marketable Securities

The Company’s marketable securities, which consist of highly liquid, investment grade debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of March 31, 2021	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$6,644	$—	$(3)	$6,641
Total		$6,644	$—	$(3)	$6,641

As of December 31, 2020	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$3,612	$—	$(2)	$3,610
Corporate debt securities	1 - 2	3,072	—	(3)	3,069
Total		$6,684	$—	$(5)	$6,679

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

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through March 31, 2021, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $2.6 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively, and had deferred revenue of $14.4 million and $15.8 million as of March 31, 2021 and December 31, 2020, respectively. Collaboration receivables related to the Lilly Agreement were $1.2 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively, which are included in prepaid and other assets on the condensed balance sheets.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2020	$15,840
Revenue recognized	(1,414)
Balance at March 31, 2021	$14,426

Concurrently with the execution of the Lilly Agreement, the Company issued a convertible promissory note to Lilly (the Lilly Note) and received cash proceeds of $15.0 million. In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the Lilly Note converted into 4,576,342 shares of Series C convertible preferred stock, which subsequently converted into 2,169,396 shares of common stock in connection with the IPO in June 2020.

Research Agreement with MyoKardia, Inc.

In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized revenue of $0.1 million for the three months ended March 31, 2021.

6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$3,379	$2,928
Computers and software	58	58
Office furniture and equipment	44	44
Leasehold improvements	417	417
Property and equipment, gross	3,898	3,447
Less accumulated depreciation	(1,711)	(1,979)
Total property and equipment, net	$2,187	$1,468

Depreciation expense related to property and equipment was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
7.	Debt

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

In June 2020, in accordance with the lease terms applicable at that time, the Company adjusted the ROU asset and liability of the 2014 Lease to conform to the modification terms and recorded an ROU asset and liability for the Temporary Lease upon occupancy. In December 2020, in connection with the lease amendments described above, the Company adjusted the ROU asset and liability of the 2014 Lease and Temporary Lease to conform to the modification terms. The Company will recognize an ROU asset and liability related to the New Lease upon obtaining control of the asset, which is expected to occur upon occupancy of the new space in November 2021.

As of March 31, 2021, the Company’s ROU assets and liabilities related to the 2014 Lease and the Temporary Lease are as follows (in thousands):

ROU assets (included in other assets)	$318

Lease liabilities, current portion (included in accounts payable and accrued liabilities)	$—
Lease liabilities, net of current portion	951
Total lease liabilities	$951

As of March 31, 2021, maturities of the lease liabilities due under the 2014 Lease and the Temporary Lease are as follows (in thousands):

Year ending December 31,
2021 (remaining)	$17
2022	135
2023	208
2024	214
2025	220
2026	188
Total lease payments	982
Less imputed interest	(31)
Total operating lease liabilities	951
Less lease liabilities, current portion	—
Lease liabilities, net of current portion	$951

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid included in operating cash flows	$—	$98

Rent expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating leases	$150	$75
Short-term lease	9	9
Total rent expense	$159	$84

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued.
9.	Stockholders’ Equity

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

Conversion

On April 1, 2019, Avidity Biosciences LLC (Avidity LLC), a Delaware limited liability company, was converted into Avidity Biosciences, Inc., a Delaware corporation. The entire membership interests of Avidity LLC were converted into securities of Avidity Biosciences, Inc. as follows: (i) each outstanding common unit of Avidity LLC was converted into one share of Avidity Biosciences, Inc.’s common stock; (ii) each outstanding Series A convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series A convertible preferred stock; and (iii) each outstanding Series B convertible preferred unit of Avidity LLC converted into one share of Avidity Biosciences, Inc.’s Series B convertible preferred stock. All the property, rights, privileges, powers and franchises of Avidity LLC vested in Avidity Biosciences, Inc., and all debts, liabilities and duties of Avidity LLC became debts, liabilities and duties of Avidity Biosciences, Inc. All references to the former members’ equity accounts in Avidity LLC have been adjusted to reflect the equivalent number of Avidity Biosciences, Inc.’s shares of common stock. Upon completion of the conversion, the Company reclassified an accumulated deficit of $44.1 million from predecessor deficit to additional paid-in capital.

Convertible Preferred Stock

In connection with the completion of the IPO in June 2020, all of the outstanding shares of convertible preferred stock were converted into 17,921,069 shares of the Company’s common stock. Prior to conversion, the Company’s convertible preferred stock was classified as temporary equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control.

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

In June 2020, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At March 31, 2021, 2,963,134 shares remain available for issuance under the 2020 Plan.

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

Stock option activity for employee and nonemployee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2020	3,788	$9.06
Granted	1,766	23.33
Exercised	(31)	0.78
Forfeited	—	—
Outstanding at March 31, 2021	5,523	$13.67

The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 were $16.89 and $3.61 per share, respectively.

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. For the three months ended March 31, 2021, the Company did not issue any shares under the ESPP. The Company had an outstanding liability of $0.2 million at March 31, 2021, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of March 31, 2021, 671,710 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Three Months Ended March 31,
Stock Option Grants	2021	2020
Risk-free interest rate	0.5% - 1.1%	1.5%
Expected volatility	88%	88%
Expected term (in years)	5.8 - 6.1	6.0 - 6.1
Expected dividend yield	—%	—%

Three Months Ended March 31,
ESPP	2021	2020
Risk-free interest rate	N/A	N/A
Expected volatility	N/A	N/A
Expected term (in years)	N/A	N/A
Expected dividend yield	N/A	N/A

For the three months ended March 31, 2021 and 2020, the Company did not commence any new ESPP offerings that required valuation.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense	$2,010	$81
General and administrative expense	1,691	368
Total stock-based compensation expense	$3,701	$449

As of March 31, 2021, the unrecognized compensation cost related to outstanding time-based options was $53.4 million, which is expected to be recognized over a weighted-average period of 3.3 years. As of March 31, 2021, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
10.	COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on the Company’s preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. In response to the COVID-19 outbreak, the Company has closed its executive offices with its administrative employees continuing their work remotely and limited the number of staff in its research and development laboratories. To date, the Company has not experienced material disruptions in its business operations. However, a prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. To date, the CARES Act has not impacted the Company’s income tax provision. The Company currently does not expect to apply for loans or grants under the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on March 15, 2021.

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

Overview

We are pioneering a new class of oligonucleotide-based therapies called Antibody Oligonucleotide Conjugates, or AOCs, designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine the specificity of monoclonal antibodies and the precision of oligonucleotide therapies in order to access previously undruggable tissue and cell types and more effectively target underlying genetic drivers of diseases. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and our muscle franchise consists of over five programs. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, a rare monogenic muscle disease. We plan to initiate a Phase 1/2 clinical trial of AOC 1001 in the second half of 2021. We also intend to advance AOC product candidates in our other muscle programs focused on the treatment of facioscapulohumeral muscular dystrophy, Duchenne muscular dystrophy, muscle atrophy and Pompe disease. In addition to our muscle franchise, we have development efforts focused on immune cells, cardiac tissue and other cell types.

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through March 31, 2021, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $31.5 million from funding under collaboration and research services agreements, and $7.0 million from loans from Silicon Valley Bank, or SVB, under a Loan and Security Agreement, as amended, or the LSA. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $307.9 million.

We have incurred operating losses in each year since inception. Our net losses were $44.4 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively, and $23.8 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $90.4 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

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

COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on our preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. In response to the COVID-19 outbreak, we have closed our executive offices with our administrative employees continuing their work remotely and have limited the number of staff in our research and development laboratories. To date, we have not experienced material disruptions in our business operations. However, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing of and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidates and raise additional capital. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. To date, the CARES Act has not impacted our income tax provision. We currently do not expect to apply for loans or grants under the CARES Act.

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

Concurrently with the Lilly Agreement, we issued a convertible promissory note to Lilly, or the Lilly Note, and received cash proceeds of $15.0 million in 2019. The Lilly Note accrued simple interest of 8.0% per annum and, if not converted, would have matured in October 2020. In connection with the sale of our Series C convertible preferred stock in November 2019, all outstanding principal and interest accrued under the Lilly Note converted into 4,576,342 shares of our Series C convertible preferred stock, at a conversion price equal to 80% of the per share cash price paid by the investors in the Series C convertible preferred stock financing. In connection with our IPO in June 2020, the Series C convertible preferred stock related to the Lilly Note converted into 2,169,396 shares of our common stock.

Components of Results of Operations

Revenue

Our revenue to date has been derived from payments received under the Lilly Agreement and other license and research agreements. For the foreseeable future, we may generate revenue from reimbursements of services under the Lilly Agreement, as well as a combination of upfront payments and milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

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

	Three Months Ended March 31,
	2021	2020
External costs	$12,378	$3,006
Internal costs:
Employee-related expenses	6,473	1,582
Facilities, lab supplies and other costs	1,826	956
Total internal costs	8,299	2,538
Total research and development expenses	$20,677	$5,544

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

Interest Expense

Interest expense consists of cash and noncash interest expense associated with our previously outstanding debt under the LSA.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Increase
	2021	2020	(decrease)
Revenue	$2,704	$1,358	$1,346
Research and development expenses	20,677	5,544	15,133
General and administrative expenses	5,884	1,964	3,920
Other income (expense)	13	65	(52)

Revenue

Revenue was $2.7 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020. Revenue during both periods was primarily derived from the Lilly Agreement. The increase was primarily due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $20.7 million for the three months ended March 31, 2021 compared to $5.5 million for the three months ended March 31, 2020. The increase was primarily driven by the advancement of AOC 1001 and our other programs, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended March 31, 2021 compared to $2.0 million for the three months ended March 31, 2020. The increase was primarily due to higher personnel costs (including noncash stock-based compensation), professional fees and insurance costs related to being a public company.

Liquidity and Capital Resources

Sources of Liquidity

In June 2020, we completed our IPO of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through March 31, 2021, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $31.5 million from funding under collaboration and research services agreements, and $7.0 million from loans from SVB under the LSA. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $307.9 million.

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

Future Capital Requirements

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $307.9 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(19,681)	$(7,140)
Investing activities	(525)	(10)
Financing activities	17	1,323
Net decrease in cash, cash equivalents and restricted cash	$(20,189)	$(5,827)

Operating Activities

Net cash used in operating activities was $19.7 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively, which consisted primarily of cash used to fund our operations related to the development of AOC 1001 and our other programs.

Investing Activities

Net cash used in investing activities was $0.5 million and $10,000 for the three months ended March 31, 2021 and 2020, respectively, which consisted primarily of cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities was $17,000 for the three months ended March 31, 2021, which consisted primarily of proceeds from the exercise of stock options. Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2020, which consisted primarily of net proceeds from the sale of shares of our Series C convertible preferred stock, partially offset by payments related to the LSA and payment of deferred financing costs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2021, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.

Contractual Obligations and Commitments

As of March 31, 2021, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.

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

As of March 31, 2021, we have not used any of the proceeds from our IPO. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	6/16/2020	3.2
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Avidity Biosciences, Inc.

Date: May 12, 2021	By:	/s/ Sarah Boyce
Sarah Boyce
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Michael F. MacLean
Michael F. MacLean
Chief Financial Officer (Principal Financial and Accounting Officer)