Form 10-Q
period 2021-06-30
Avidity Biosciences, Inc.
filed 2021-08-09
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 21, 2021, the registrant had 37,669,997 shares of common stock outstanding.

Avidity Biosciences, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

Avidity Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except par value)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$276,423	$321,462
Marketable securities	3,035	6,679
Prepaid and other assets	7,851	3,537
Total current assets	287,309	331,678
Property and equipment, net	2,556	1,468
Restricted cash	251	251
Other assets	407	501
Total assets	$290,523	$333,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,538	$7,745
Accrued compensation	3,303	3,152
Deferred revenue, current portion	4,497	3,690
Total current liabilities	16,338	14,587
Lease liabilities, net of current portion	914	938
Deferred revenue, net of current portion	8,791	12,150
Total liabilities	26,043	27,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares – 40,000; issued and outstanding shares – none	—	—
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 37,665 and 37,569 at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	381,213	372,764
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(116,737)	(66,540)
Total stockholders’ equity	264,480	306,223
Total liabilities and stockholders’ equity	$290,523	$333,898

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$2,607	$1,541	$5,311	$2,899
Operating expenses:
Research and development	22,706	8,984	43,383	14,528
General and administrative	6,268	2,925	12,152	4,889
Total operating expenses	28,974	11,909	55,535	19,417
Loss from operations	(26,367)	(10,368)	(50,224)	(16,518)
Other income (expense):
Interest income	16	18	32	161
Interest expense	—	(131)	—	(209)
Change in fair value of preferred warrant liability	—	(75)	—	(75)
Other expense	(2)	—	(5)	—
Total other income (expense)	14	(188)	27	(123)
Net loss	(26,353)	(10,556)	(50,197)	(16,641)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	3	—	5	—
Comprehensive loss	$(26,350)	$(10,556)	$(50,192)	$(16,641)
Net loss per share, basic and diluted	$(0.70)	$(1.23)	$(1.34)	$(2.91)
Weighted-average shares outstanding, basic and diluted	37,583	8,586	37,552	5,715

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	—	$—	37,569	$4	$372,764	$(5)	$(66,540)	$306,223
Issuance of common stock upon exercise of stock options	—	—	31	—	24	—	—	24
Vesting of early exercise options	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	3,701	—	—	3,701
Net loss	—	—	—	—	—	—	(23,844)	(23,844)
Other comprehensive gain	—	—	—	—	—	2	—	2
Balance at March 31, 2021	—	$—	37,600	$4	$376,499	$(3)	$(90,384)	$286,116
Issuance of common stock upon exercise of stock options	—	—	51	—	98	—	—	98
Issuance of common stock under employee stock purchase plan	—	—	14	—	318	—	—	318
Vesting of early exercise options	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	4,289	—	—	4,289
Net loss	—	—	—	—	—	—	(26,353)	(26,353)
Other comprehensive gain	—	—	—	—	—	3	—	3
Balance at June 30, 2021	—	$—	37,665	$4	$381,213	$—	$(116,737)	$264,480

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2019	37,267	$134,720	2,989	$—	$(43,172)	$—	$(22,185)	$(65,357)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	41	—	16	—	—	16
Vesting of early exercise options	—	—	—	—	14	—	—	14
Issuance of Series C convertible preferred stock, net of issuance costs of $100	538	2,200	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	449	—	—	449
Net loss	—	—	—	—	—	—	(6,085)	(6,085)
Balance at March 31, 2020	37,805	$136,920	3,030	$—	$(42,693)	$—	$(28,270)	$(70,963)
Vesting of early exercise options	—	—	—	—	34	—	—	34
Issuance of common stock in initial public offering, net of issuance costs of $24,026	—	—	16,560	2	274,052	—	—	274,054
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(37,805)	(136,920)	17,921	2	136,918	—	—	136,920
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	—	—	—	—	120	—	—	120
Cashless exercise of common stock warrants	—	—	16	—	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	—	687
Net loss	—	—	—	—	—	—	(10,556)	(10,556)
Balance at June 30, 2020	—	$—	37,527	$4	$369,118	$—	$(38,826)	$330,296

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(50,197)	$(16,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	255	157
Stock-based compensation expense	7,990	1,136
Amortization of premiums and discounts on marketable securities, net	69	—
Amortization of discounts and loan issuance costs	—	29
Gain on disposal of property and equipment	(16)	—
Noncash interest expense	—	110
Change in fair value of preferred warrant liability	—	75
Changes in operating assets and liabilities:
Prepaid and other assets	(4,394)	(392)
Accounts payable and accrued liabilities	579	1,908
Accrued compensation	151	5
Operating lease right-of-use assets and liabilities, net	299	2
Deferred revenue	(2,552)	(1,320)
Net cash used in operating activities	(47,816)	(14,931)
Cash flows from investing activities
Maturities of marketable securities	3,580	—
Purchases of property and equipment	(1,233)	(10)
Net cash provided by (used in) investing activities	2,347	(10)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, gross	—	298,080
Payment of issuance costs related to initial public offering	—	(22,680)
Proceeds from exercise of stock options, net of repurchases	122	16
Proceeds from issuance of common stock under employee stock purchase plan	318	—
Payments on long-term debt	—	(4,683)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	2,200
Payment of deferred financing costs	(10)	—
Net cash provided by financing activities	430	272,933
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,039)	257,992
Cash, cash equivalents and restricted cash at beginning of period	321,713	94,578
Cash, cash equivalents and restricted cash at end of period	$276,674	$352,570

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$571
Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$676
Costs incurred, but not paid, in connection with initial public offering costs included in accounts payable and accrued liabilities	$—	$1,346
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$90	$—
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$94	$287
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$136,920
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	$—	$120

See accompanying notes.

Avidity Biosciences, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Avidity Biosciences, Inc. (the Company or Avidity) is a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates (AOCs). The Company’s proprietary AOC platform is designed to combine the specificity of monoclonal antibodies with the precision of oligonucleotide therapies to target the root cause of diseases previously untreatable with RNA therapeutics.

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

Liquidity

As of June 30, 2021, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of June 30, 2021, the Company had an accumulated deficit of $116.7 million and cash, cash equivalents and marketable securities of $279.5 million.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 38,118 and 130,302 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended June 30, 2021 and 2020, respectively, and 48,080 and 153,722 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the six months ended June 30, 2021 and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	June 30,
	2021	2020
Common stock options issued and outstanding	5,766	2,862
Common stock subject to repurchase or forfeiture	30	120
ESPP shares pending issuance	2	3
Total	5,798	2,985

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

The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of June 30, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
Corporate debt securities	$3,035	$—	$3,035	$—
Total	$3,035	$—	$3,035	$—

		Fair Value Measurements Using
As of December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Negotiable certificates of deposit	$720	$—	$720	$—
Marketable securities:
Corporate debt securities	6,679	—	6,679	—
Total	$7,399	$—	$7,399	$—

4.	Marketable Securities

The Company’s marketable securities, which consist of highly liquid, investment grade debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of June 30, 2021	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$3,035	$—	$—	$3,035
Total		$3,035	$—	$—	$3,035

As of December 31, 2020	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$3,612	$—	$(2)	$3,610
Corporate debt securities	1 - 2	3,072	—	(3)	3,069
Total		$6,684	$—	$(5)	$6,679

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

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through June 30, 2021, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $2.5 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $5.1 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively, and had deferred revenue of $13.3 million and $15.8 million as of June 30, 2021 and December 31, 2020, respectively. Collaboration receivables related to the Lilly Agreement were $1.4 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, which are included in prepaid and other assets on the condensed balance sheets.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2020	$15,840
Revenue recognized	(2,573)
Balance at June 30, 2021	$13,267

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

Research Agreement with MyoKardia, Inc.

In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized revenue of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$3,882	$2,928
Computers and software	70	58
Office furniture and equipment	44	44
Leasehold improvements	417	417
Property and equipment, gross	4,413	3,447
Less accumulated depreciation	(1,857)	(1,979)
Total property and equipment, net	$2,556	$1,468

Depreciation expense related to property and equipment was $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
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

Currently, the Company is only party to non-cancellable office and laboratory space operating leases, as well as short-term office and laboratory space leases. Under the relevant guidance, the Company recognizes operating lease right-of-use (ROU) assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate of 5.5%, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s short-term leases are not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.

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

As of June 30, 2021, the Company’s ROU assets and liabilities related to the 2014 Lease and the Temporary Lease are as follows (in thousands):

ROU assets (included in other assets)	$182

Lease liabilities, current portion (included in accounts payable and accrued liabilities)	$50
Lease liabilities, net of current portion	914
Total lease liabilities	$964

As of June 30, 2021, maturities of the lease liabilities due under the 2014 Lease and the Temporary Lease are as follows (in thousands):

Year ending December 31,
2021 (remaining)	$17
2022	135
2023	208
2024	214
2025	220
2026	188
Total lease payments	982
Less imputed interest	(18)
Total operating lease liabilities	964
Less lease liabilities, current portion	(50)
Lease liabilities, net of current portion	$914

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid included in operating cash flows	$—	$163

Rent expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases	$149	$90	$299	$166
Short-term leases	72	9	81	18
Total rent expense	$221	$99	$380	$184

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

In June 2020, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At June 30, 2021, 2,669,735 shares remain available for issuance under the 2020 Plan.

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

Stock option activity for employee and nonemployee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2020	3,788	$9.06
Granted	2,154	23.61
Exercised	(82)	1.49
Forfeited	(94)	18.27
Outstanding at June 30, 2021	5,766	$14.45

The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 and 2020 were $17.08 and $5.14 per share, respectively.

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 14,235 and 0 shares of common stock under the ESPP during the six months ended June 30, 2021 and 2020, respectively. The Company had an outstanding liability of $39,000 at June 30, 2021, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of June 30, 2021, 657,475 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Six Months Ended June 30,
Stock Option Grants	2021	2020
Risk-free interest rate	0.5% - 1.2%	0.4%
Expected volatility	87% - 88%	91% - 92%
Expected term (in years)	5.5 - 6.1	5.4 - 6.1
Expected dividend yield	—%	—%

	Six Months Ended June 30,
ESPP	2021	2020
Risk-free interest rate	0.1%	0.2%
Expected volatility	75%	96%
Expected term (in years)	0.5	0.5
Expected dividend yield	—%	—%

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$2,487	$204	$4,497	$284
General and administrative expense	1,802	483	3,493	852
Total stock-based compensation expense	$4,289	$687	$7,990	$1,136

As of June 30, 2021, the unrecognized compensation cost related to outstanding time-based options was $55.0 million, which is expected to be recognized over a weighted-average period of 3.0 years. As of June 30, 2021, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.

10.	COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the continued spread of COVID-19 and the measures taken by the governmental authorities, and its impact on the Company’s preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted, particularly as the Company advances its product candidates into and through clinical development. In response to the COVID-19 outbreak, the Company limited the number of on-site staff in its research laboratories as well as other personnel, with the remainder of its employees continuing to work remotely. To date, the Company has not experienced material disruptions in its business operations. However, a prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.
11.	Subsequent Events

Sales Agreement

On July 2, 2021, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). The Company is not obligated to, and cannot provide any assurances that it will, make any sales of the shares under the Sales Agreement. In addition, the Sales Agreement may be terminated by the Company or the Sales Agent at any time upon ten days’ notice to the other party, or by the Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. To date, there have been no sales of common stock pursuant to the Sales Agreement.

On August 6, 2021, the Company completed a public offering of 9,200,000 shares of its common stock at a public offering price of $18.00 per share. The net proceeds from the offering were approximately $155.3 million, after deducting underwriting discounts, commissions and estimated offering costs. The shares sold in the offering were registered pursuant to the Company’s Shelf Registration Statement.

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

Overview

We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCsTM. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies with the precision of oligonucleotide therapies to target the root cause of diseases previously untreatable with RNA therapeutics. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and our muscle franchise consists of over five programs. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, or DM1, a rare monogenic muscle disease. In July 2021, the U.S. Food and Drug Administration, or FDA, cleared us to proceed with our Phase 1/2 MARINA clinical trial of AOC 1001 in adults with DM1 under our Investigational New Drug application, or IND. In addition, in July 2021 the FDA granted Orphan Drug Designation for AOC 1001 for the treatment of DM1.

We continue to be on track to initiate the Phase 1/2 MARINA clinical trial this year. The primary objective of the trial is to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously. The MARINA trial will assess the activity of AOC 1001 across key biomarkers, including spliceopathy, a key biomarker for DM1, and knockdown of DMPK mRNA, the disease-related mRNA responsible for DM1. Though the Phase 1/2 trial is not powered to assess functional benefit, it will explore the clinical activity of AOC 1001, including measures of mobility and muscle strength, as well as patient reported outcomes and quality of life measures. In the second half of 2022, we plan to conduct and announce a preliminary assessment of safety, tolerability and key biomarkers in approximately half of the study participants.

Our expanding pipeline also includes programs in facioscapulohumeral muscular dystrophy, or FSHD, Duchenne Muscular Dystrophy, or DMD, muscle atrophy and Pompe disease. We recently nominated AOC 1044 as the clinical development candidate for our lead DMD program targeting Exon 44. We are planning to initiate clinical studies for both AOC 1044 and our AOC FSHD program in 2022 following additional preparatory preclinical studies and regulatory clearance. In addition to our muscle franchise, we have research efforts focused on immune cells, cardiac tissue and other cell types.

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through June 30, 2021, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $32.6 million from funding under collaboration and research services agreements, and $7.0 million from loans from Silicon Valley Bank, or SVB, under a Loan and Security Agreement, as amended, or the LSA. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $279.5 million. On August 6, 2021, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $18.00 per share, for aggregate net proceeds of approximately $155.3 million, after deducting underwriting discounts, commissions and estimated offering costs.

We have incurred operating losses in each year since inception. Our net losses were $44.4 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively, and $50.2 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $116.7 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

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

COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the continued spread of COVID-19 and the measures taken by the governmental authorities, and its impact on our preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted, particularly as we advance our product candidates into and through clinical development. In response to the COVID-19 outbreak, we limited the number of on-site staff in our research laboratories as well as other personnel, with the remainder of our employees continuing to work remotely. To date, we have not experienced material disruptions in our business operations. However, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing of and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidates and raise additional capital.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
External costs	$12,304	$6,544	$24,682	$9,550
Internal costs:
Employee-related expenses	7,561	1,723	14,034	3,305
Facilities, lab supplies and other costs	2,841	717	4,667	1,673
Total internal costs	10,402	2,440	18,701	4,978
Total research and development expenses	$22,706	$8,984	$43,383	$14,528

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Increase
	2021	2020	(decrease)
Revenue	$2,607	$1,541	$1,066
Research and development expenses	22,706	8,984	13,722
General and administrative expenses	6,268	2,925	3,343
Other income (expense)	14	(188)	202

Revenue

Revenue was $2.6 million for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020. Revenue during both periods was primarily derived from the Lilly Agreement. The increase was primarily due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $22.7 million for the three months ended June 30, 2021 compared to $9.0 million for the three months ended June 30, 2020. The increase was primarily driven by the advancement of AOC 1001, AOC 1044 and our AOC FSHD program, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended June 30, 2021 compared to $2.9 million for the three months ended June 30, 2020. The increase was primarily due to higher personnel costs (including noncash stock-based compensation), professional fees and insurance costs related to being a public company.

Other Income (Expense)

Other income was $14,000 for the three months ended June 30, 2021 compared to other expense of $188,000 for the three months ended June 30, 2020. The change was primarily related to interest expense in 2020 associated with our previously outstanding debt under the LSA and expenses recorded in 2020 associated with the change in the estimated fair value of our previously outstanding preferred stock warrant.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,		Increase
	2021	2020	(decrease)
Revenue	$5,311	$2,899	$2,412
Research and development expenses	43,383	14,528	28,855
General and administrative expenses	12,152	4,889	7,263
Other income (expense)	27	(123)	150

Revenue

Revenue was $5.3 million for the six months ended June 30, 2021 compared to $2.9 million for the six months ended June 30, 2020. Revenue during both periods was primarily derived from the Lilly Agreement. The increase was primarily due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $43.4 million for the six months ended June 30, 2021 compared to $14.5 million for the six months ended June 30, 2020. The increase was primarily driven by the advancement of AOC 1001, AOC 1044 and our AOC FSHD program, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $12.2 million for the six months ended June 30, 2021 compared to $4.9 million for the six months ended June 30, 2020. The increase was primarily due to higher personnel costs (including noncash stock-based compensation), professional fees and insurance costs related to being a public company.

Other Income (Expense)

Other income was $27,000 for the six months ended June 30, 2021 compared to other expense of $123,000 for the six months ended June 30, 2020. The change was primarily related to interest expense in 2020 associated with our previously outstanding debt under the LSA and expenses recorded in 2020 associated with the change in the estimated fair value of our previously outstanding preferred stock warrant, partially offset by lower interest income in 2021 due to lower interest rates.

Liquidity and Capital Resources

Sources of Liquidity

In June 2020, we completed our IPO of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. Since our inception through June 30, 2021, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $32.6 million from funding under collaboration and research services agreements, and $7.0 million from loans from SVB under the LSA. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $279.5 million.

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

Sales Agreement

On July 2, 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021, or the Shelf Registration Statement. We are not obligated to, and cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. In addition, the Sales Agreement may be terminated by the Sales Agent or us at any time upon ten days’ notice to the other party, or by the Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. To date, there have been no sales of common stock pursuant to the Sales Agreement.

Follow-on Offering

On August 6, 2021, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $18.00 per share. The net proceeds from the offering were approximately $155.3 million, after deducting underwriting discounts, commissions and estimated offering costs. The shares sold in the offering were registered pursuant to our Shelf Registration Statement.

Future Capital Requirements

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $279.5 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(47,816)	$(14,931)
Investing activities	2,347	(10)
Financing activities	430	272,933
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,039)	$257,992

Operating Activities

Net cash used in operating activities was $47.8 million for the six months ended June 30, 2021, which consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044 and our AOC FSHD program. Net cash used in operating activities was $14.9 million for the six months ended June 30, 2020, which consisted primarily of cash used to fund our operations related to the development of AOC 1001 and our other programs.

Investing Activities

Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2021, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase property and equipment. Net cash used in investing activities was $10,000 for the six months ended June 30, 2020, which consisted primarily of cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2021, which consisted primarily of proceeds from the issuance of common stock under the ESPP and proceeds from the exercise of stock options. Net cash provided by financing activities was $272.9 million for the six months ended June 30, 2020, which consisted primarily of net proceeds from our IPO and net proceeds from the issuance of Series C convertible preferred stock, partially offset by payments related to the LSA.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2021, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.

Contractual Obligations and Commitments

As of June 30, 2021, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.

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

We will remain an emerging growth company until December 31, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2021, we have not used any of the proceeds from our IPO. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	6/16/2020	3.2
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
10.1	Sales Agreement, dated July 2, 2021, between Avidity Biosciences, Inc. and Cowen and Company, LLC	8-K	7/2/2021	1.1
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Avidity Biosciences, Inc.

Date: August 9, 2021	By:	/s/ Sarah Boyce
Sarah Boyce
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Michael F. MacLean
Michael F. MacLean
Chief Financial Officer (Principal Financial and Accounting Officer)