Form 10-K
period 2021-12-31
Avidity Biosciences, Inc.
filed 2022-03-01
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-39321

AVIDITY BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1336960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10578 Science Center Drive, Suite 125 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 401-7900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RNA	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $798.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $24.71 per share.

As of February 7, 2022, the registrant had 47,754,677 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AVIDITY BIOSCIENCES, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2021

PART I

Forward-Looking Statements and Market Data

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the impact of COVID-19 on our business, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

ITEM 1.  Business

Avidity Biosciences (also referred to as Avidity, we, our or us) is a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and we expect to have three muscle programs in clinical development by the end of 2022. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, or DM1, a rare monogenic muscle disease. In October 2021, we dosed the first patient in our Phase 1/2 MARINA clinical trial, a trial designed to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously in adults with DM1. In the fourth quarter of 2022, we plan to conduct a preliminary assessment of safety, tolerability and key biomarkers in approximately half of the trial participants. The U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, have granted Orphan Designation for AOC 1001. The FDA has also granted Fast Track Designation to AOC 1001 for the treatment of DM1.

Our advancing and expanding pipeline also includes AOC 1044, the lead of three programs for the treatment of Duchenne Muscular Dystrophy, or DMD, and AOC 1020, designed to treat facioscapulohumeral muscular dystrophy, or FSHD. We anticipate that both AOC 1044 and AOC 1020 will enter the clinic by the end of 2022 following additional preparatory preclinical studies and regulatory clearance. In addition to our muscle franchise, we are also broadening the development of AOCs beyond muscle tissues through both internal discovery efforts and key partnerships that are focused on immune cells, cardiac tissue and other cell types.

Our Strategy

Our vision is to profoundly improve people’s lives by revolutionizing the delivery of RNA therapeutics. We are executing on that vision by focusing on our three strategic pillars: a disruptive and broad AOC platform, an advancing and expanding pipeline and building an agile and diverse company. With this strategy, our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options. The key elements of our strategy to achieve this goal are to:

•

Harness the power of our AOC platform to develop a new class of drugs. We are committed to delivering a new class of RNA therapeutics by utilizing decades of research on the power of oligonucleotides. Our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques provide the foundation for our efforts to address the current limitations of oligonucleotide therapies. Our disruptive and broad AOC platform also affords us the option to deploy various types of oligonucleotides, including small interfering RNAs, or siRNAs, and phosphorodiamidate morpholino oligomers, or PMOs, whose specific mechanisms of action modify RNA function in different ways. This flexibility allows us to use oligonucleotides that are tailored to have the potential to modulate a given disease process. Potential mechanisms of action for these oligonucleotides can range from reducing the expression of disease-related RNA with siRNAs, to correction of aberrant processing of RNAs with splice modifying oligonucleotides. AOCs are designed to do the following:

o	Combine the proven technologies of approved mAbs and oligonucleotides
o	Deliver to tissues previously untreatable with RNA therapeutics, starting with muscle and broadening to other tissues and cell types
o

Scale with experienced manufacturers who are able to utilize well-established and scalable methods for manufacturing mAbs and oligonucleotides. We also have the ability to use a single mAb across multiple programs, providing significant leverage around development costs and timelines associated with each incremental muscle program.

•

Continue Advancing and Expanding Our Pipeline. We are advancing and expanding our innovative AOC pipeline to offer treatment options for people across a wide-range of therapeutic areas. Our first AOC programs are from our muscle disease franchise. We are also broadening the reach of AOCs beyond muscle tissues through both internal discovery efforts and key partnerships. We are progressing our pipeline in the following ways:

o

Advancing our lead product candidate, AOC 1001, through clinical trials to approval. AOC 1001 is designed to address the root cause of DM1 by reducing levels of a disease-related mRNA called dystrophy myotonic protein kinase, or DMPK. AOC 1001 consists of a proprietary mAb that binds to the transferrin receptor 1, or TfR1, receptor conjugated with a siRNA targeting DMPK mRNA. In October 2021, we dosed the first patient in our ongoing Phase 1/2 MARINA trial of AOC 1001 in adults with DM1. The FDA and EMA have granted Orphan Designation for AOC 1001 and the FDA has granted AOC 1001 Fast Track Designation for the treatment of DM1.

o

Progressing our FSHD and DMD programs into clinical development. We expect to initiate clinical trials for AOC 1044, targeting Exon 44 and the first of three DMD programs, and AOC 1020, our FSHD program, by the end of 2022 following additional preparatory preclinical studies and regulatory clearance. There are no therapies approved for mutations amenable to skipping Exon 44 and no therapies approved to treat FSHD.

o

Expanding our pipeline within and beyond muscle. Our expanding pipeline also includes two additional programs in DMD targeting Exons 51 and 45, as well as programs in muscle atrophy and Pompe disease. We continue to pursue additional programs that expand our AOC pipeline beyond muscle and into other indications including immune cells, cardiomyocytes and other cell types. Through internal discovery efforts and partnerships, our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options.

•

Build an agile and diverse company. We have assembled a management team with deep experience in the discovery, development and commercialization of RNA therapeutics. The team also has extensive knowledge of oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques. Our team also has broad experience in the discovery, development and commercialization of products for rare diseases, including building clinical and commercial organizations that support the unique needs of the rare disease community.

As we grow the company, we plan to continue to employ a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. For example, we are collaborating with Eli Lilly and Company, or Lilly, initially on up to six mRNA targets in immunology and other select indications outside of muscle for the delivery, development and commercialization of AOCs. We entered into a collaboration with MyoKardia that will help us expand our therapeutic activities to include cardiac-specific indications. Through additional collaborations and our internal research, we plan to continue to invest our resources in our AOC platform to explore the full potential of our AOCs in additional previously inaccessible tissue and cell types.

Our AOC Product Platform

Overview

We are committed to delivering a new class of RNA therapeutics called AOCs designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine specificity of mAbs with the precision of oligonucleotide therapies to target the root cause of diseases previously untreatable with such therapeutics. All of our oligonucleotides target disease-related RNA. RNA is a polymeric molecule essential in the coding, decoding, regulation and expression of genes. We have accumulated deep experience regarding oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques. We collectively refer to the know-how and proprietary technology born out of this experience, and their systematic application in the design and development of our product candidates, as our AOC platform.

Our Approach

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

In preclinical studies, our AOCs have demonstrated pharmacologic responses as measured by mRNA reduction in liver, skeletal muscle, cardiac muscle, activated B- and T-cells and lymphocyte subsets, as well as macrophages.

Our AOC Platform Proprietary Chemistry

Successfully engineering an active AOC requires a sophisticated understanding of the precise characteristics of each of the components of the AOC, as well as their behavior when acting in concert. We have deployed significant know-how towards optimizing our AOCs, beginning with their individual oligonucleotide and mAb components.

Optimization of the oligonucleotide. We have engineered our oligonucleotides to maximize their stability, potency and specificity. For many of our applications, the oligonucleotide we employ is a double-stranded siRNA, comprised of a passenger and guide strand. Modifications to the passenger strand are designed to reduce loading into the RNA Induced Silencing Complex, or RISC, decreasing inadvertent RNA interference activity from the passenger strand. In comparison, modifications to the guide strand, also known as the active strand, are designed to enhance RISC loading, increasing the potential for matching sequences in newly transcribed RNA. Following a match, enzymes in the RISC will cleave the targeted mRNA, thereby effectively destroying it and reducing disease-related RNA levels. Our siRNAs have been stabilized to withstand the nucleases in lysosomes, enhancing their ability to escape the lysosome after AOC internalization and antibody degradation.

In preclinical studies, we observed that AOCs in circulation were stable for at least seven days. The biologic activity of the AOC was independent of plasma circulation times because the AOCs were cleared from plasma more rapidly than tissues. Once delivered into cells, our oligonucleotide therapeutics were stabilized and, particularly when loaded into the RISC, had prolonged activity. In mice treated with our AOC, the half-life of siRNA in muscle tissue was approximately 12 days. In comparison, the half-life of siRNA in RISC had a projected half-life of approximately 80 days, suggesting that, once in tissues, the siRNA is stabilized in RISC, prolonging the duration of action.

We believe that chemical modifications to the siRNA drive their long-lived pharmacologic activity. We observed that a single dose of 3 mg/kg of a siRNA in an AOC administered to monkeys reduced the level of the mRNA for DMPK for eight months. We believe that these results suggest that AOCs for muscle diseases may be given as infrequent intravenous doses similar to those that are being used with other siRNA therapeutics in the liver.

Optimization of the mAb. Prior to choosing mAbs, we tried a number of delivery moieties including small molecule ligands, peptide fragments and antigen-binding fragments, or Fabs. For example, we conducted a study on plasma pharmacokinetics in nonhuman primates, where we compared a siRNA loaded onto a Fab fragment versus siRNA loaded onto a full-length mAb. The full-length mAb demonstrated superior pharmacokinetics. After conducting these preclinical experiments, we ultimately chose the proven technology of mAbs due to their well-established safety profiles, high specificity and affinity and more attractive plasma kinetics.

Because the mAb is the key delivery agent for our oligonucleotides, we are focused on identifying and tailoring mAbs to enhance their selectivity and minimize toxicity. For example, all our muscle programs employ our proprietary, effector function null, fully humanized IgG1 mAb targeting human TfR1. This antibody was selected to minimize interference with transferrin binding, minimizing alterations of iron uptake by the targeted cells. Further, our antibody is selective to TfR1 and does not cross-react with TfR2, which is widely expressed in the liver. Selectivity of our anti-transferrin receptor antibody for human and cynomolgus monkey TfR1 can be attributed to our antibody binding domain, to an epitope that is conserved between human TfR1 and cynomolgus monkey TfR1. To minimize antibody-dependent cell-mediated cytotoxicity, or ADCC, and complement fixation, we introduced mutations to eliminate effector functions. Reduction of ADCC has been shown for the lead clones. The final clone-expressing cell was selected based on high production yields and optimized physical and chemical properties. The selected mAb demonstrated good delivery into human skeletal muscle cells in vitro and favorable bioconjugation with a siRNA, and polyclonal versions of the mAb showed favorable delivery and pharmacodynamics in studies in cynomolgus monkeys.

Optimization of the antibody conjugate design. In addition to the oligonucleotide and the mAb, we have also optimized the conjugation of the two, including the linker. Our linkers are optimized for stability and durability, as evidenced by preclinical studies in which we observed enhanced stability of some linkers over others. In addition to optimizing our linker, we optimize several other key aspects including sites of conjugation and the ratio of oligonucleotides to antibodies.

Advantages of our AOC Product Platform

We believe that the product candidates derived from our AOC platform will have the potential to offer the following distinct advantages:

●

Expand scope of diseases addressable with oligonucleotides: (i) utilize identified cell surface protein-antibody pairs to design oligonucleotides in order to target the root cause of diseases  previously untreatable with RNA therapeutics; (ii) flexibility to deploy an appropriate oligonucleotide type for different diseases; and (iii) optimize all structural components of our AOCs for effective delivery—the oligonucleotide, the mAb and the antibody conjugate design.

●	Potential to mitigate toxicity by limiting drug exposure: (i) selection of the most potent oligonucleotide type; (ii) targeted delivery to tissues and cells; and (iii) infrequent administration.
●

Infrequent dosing: (i) ability to deliver oligonucleotides to tissues and cells at concentrations that produce pronounced and prolonged pharmacodynamic effects as observed in our preclinical models; and (ii) ability to select appropriate oligonucleotide mechanisms to maximize durability.

●

Readily reproducible and scalable: (i) AOCs synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides; and (ii) ability to use a single mAb across multiple programs provides significant leverage around development costs and timelines associated with each incremental muscle program. For example, we use the same mAb targeting TfR1 across our current muscle franchise.

Our Development Programs

We are advancing and expanding our innovative AOC pipeline to develop potential treatment options for patients and their families across a wide-range of therapeutic areas. Our first AOC programs are from our muscle disease franchise where we have leveraged our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation and drug delivery techniques. The research and development chart below represents a summary of our wholly owned development programs, which are focused on muscle disease:

In addition to our wholly owned programs in muscle disease, we also have development efforts focused on immune and other cell types. Under the Research Collaboration and License Agreement with Lilly, or the Lilly Agreement, we are collaborating with Lilly for the discovery, development and commercialization of AOCs directed to up to six selected mRNA targets in immunology and other select indications outside of muscle. Through our research collaboration with Myokardia and our internal discovery efforts, we are expanding our development activities to include cardiac-specific indications.

Our Muscle Disease Franchise

We have selected muscle as the first tissue type in which to explore the potential of our AOCs. In our early screening efforts, we observed a 95% reduction of target gene expression in mouse skeletal muscle with the AOC we tested, which in part led us to focus on developing a deep pipeline of AOCs that are designed to address multiple muscle diseases including DM1, FSHD and DMD. We currently use the same proprietary mAb targeting TfR1 across our muscle programs, which we believe gives us significant leverage of development costs and timelines associated with each incremental muscle program.

Our Clinical Program

AOC 1001 for the Treatment of Myotonic Dystrophy Type 1 (DM1)

Our lead product candidate utilizing the AOC platform, AOC 1001, is designed to address the root cause of DM1 by reducing levels of a disease-related mRNA called DMPK. AOC 1001 consists of a proprietary mAb that binds to TfR1 conjugated with a siRNA targeting DMPK mRNA. The FDA and EMA have granted Orphan Designation for AOC 1001. In October, the FDA also granted Fast Track Designation to AOC 1001 for the treatment of DM1.

Phase 1/2 MARINA clinical trial

In October 2021, we dosed the first patient in our Phase 1/2 MARINA clinical trial, a trial designed to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously in adults with DM1. The MARINA trial is a randomized, double-blind, placebo-controlled, Phase 1/2 clinical trial expected to enroll approximately 44 adults with DM1. The MARINA trial is assessing the activity of AOC 1001 across key biomarkers, including spliceopathy, an important biomarker for DM1, and knockdown of DMPK mRNA. Though the Phase 1/2 trial is not powered to assess functional benefit, it is exploring the clinical activity of AOC 1001 including measures of mobility and muscle strength as well as patient reported outcomes and quality of life measures. Patients will have the option to enroll in an open label extension study at the end of the post-treatment period. In the fourth quarter of 2022, Avidity plans to conduct a preliminary assessment of safety, tolerability and key biomarkers in approximately half of the study participants.

The sites participating in the MARINA trial are all part of the Myotonic Dystrophy Clinical Research Network, or DMCRN. The DMCRN is running a natural history study called Establishing Biomarkers and Clinical Endpoints in Myotonic Dystrophy Type 1, or END-DM1. We have entered into a collaboration supporting END-DM1, a non-interventional study designed to advance the understanding of disease progression in approximately 700 people with DM1. With our collaboration, we are able to assess the data from END-DM1, which we believe will help to inform the clinical development of AOC 1001.

DM1 Disease Overview

DM1 is an underrecognized, progressive and often fatal neuromuscular disease with multiple organ involvement. DM1 is a monogenic, autosomal dominant disease caused by a triplet-repeat in the DMPK gene, resulting in a toxic gain of function mRNA. DM1 primarily affects skeletal and cardiac muscle and can be highly variable with respect to severity, presentation and age of onset. Patients can suffer from a constellation of manifestations including myotonia and muscle weakness, respiratory problems, fatigue, hypersomnia, cardiac abnormalities, gastrointestinal complications, and cognitive and behavioral impairment. DM1 is estimated to affect over 40,000 people in the United States and there are similar prevalence estimates for Europe. All forms, except the late-onset form, of DM1 are associated with high levels of disease burden and may cause premature mortality.

Current Treatment Landscape and Limitations

There are currently no approved therapies to treat DM1, and medical care is focused largely on symptom management. Due to the well-known challenges of delivery, a previous attempt at treating DM1 with an unconjugated antisense oligonucleotide was discontinued. Therefore, there remains a high unmet medical need for new disease modifying therapies.

Our Solution

AOC 1001 consists of a proprietary mAb that binds to TfR1 conjugated with a siRNA, siDMPK.19, targeted to DMPK RNA, and is designed to be administered to the patient as an intravenous infusion. We believe that the following specific characteristics of AOC 1001 position it to have advantages over historical and current efforts to develop an effective therapy for people with DM1:

•

Addresses the underlying cause of the disease—DM1 is caused by an increase in the number of CUG triplet repeats occurring in the DMPK gene product. AOC 1001 is designed to reduce the expression levels DMPK RNA, thereby reducing the CUG burden in the nucleus and thereby releasing muscle blind-like protein to allow for normal mRNA processing.

•

Efficient delivery of drug substance to diseased cells—In an effort to solve for challenges identified in prior unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells, the TfR1 antibody component of AOC 1001 facilitates efficient delivery of AOC 1001 to skeletal and cardiac muscle cells. Once inside the muscle cells, the siRNA component of AOC 1001, siDMPK.19, acts to reduce levels of DMPK mRNA in both the nucleus and the cytoplasm. In preclinical studies in cynomolgus monkeys, we observed that treatment with an AOC containing siDMPK.19 produced a greater than 50% reduction of DMPK mRNA across a wide range of skeletal muscles at a concentration of 1 nM or less, approximately 1,000 fold more potent than has been reported for an unconjugated antisense oligonucleotide. We also observed reductions in DMPK mRNA in the gastrointestinal tract.

•	Reproducible and scalable therapeutic—As with all our AOCs, AOC 1001 is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.

Preclinical Data supporting AOC 1001

In preclinical studies in mice and cynomolgus monkeys, AOC 1001 delivered siRNAs to muscle cells and reduce the levels of DMPK RNA across a broad range of muscles including skeletal, cardiac, and smooth. These data suggest that AOC 1001 has potential to be a potent and infrequently dosed therapy in DM1. In in vitro experiments in cells from patients with DM1, after treatment with siDMPK.19, we observed reductions in nuclear foci, and a return to more normal splicing patterns for key genes.

In muscle cells derived from patients with DM1, we observed that it is possible to reduce the number of muscle blind-like protein, or MBNL, or MBNL, -associated nuclear foci after incubation with siDMPK.19. Using fluorescence microscopy, we observed that incubation of DM1 patient cells with siDMPK.19 resulted in a release of the MBNL and quantifiable reductions in nuclear foci. In addition, we observed substantial improvements in disease-related biomarkers as measured by the splice score in the cells of patients with DM1following treatment with siDMPK.19. We used RNA-sequence analysis of the myotubes from patients with DM1 to create a splice score for control human subjects’ cells treated with siDMPK.19 or the inactive siRNA, siDMPK.29. When patient myotubes were analyzed, there was a marked improvement in the splice score of the myotubes treated with the siDMPK.19 compared to the inactive siDMPK.29. The splice signature approached that of control myotubes.

In cynomolgus monkeys, we observed that a single dose of 2 mg/kg of siDMPK.19 included in AOC 1001 produced an approximately 75% reduction of DMPK mRNA in skeletal muscles that was sustained up to 12 weeks after administration. We also observed that treatment with an AOC containing siDMPK.19 produced a greater than 50% reduction of DMPK mRNA across a wide range of skeletal muscles at a concentration of 1 nM or less and we also observed reductions in DMPK mRNA in the jejunum and ileum. Plasma profiles demonstrated no neutralizing antibodies to AOC 1001. In addition, AOC 1001 reduced muscle DMPK mRNA in a concentration responsive manner. We completed our IND-enabling good laboratory practice, or GLP, toxicology study of AOC 1001 in non-human primate. Results from the 13-week study showed that AOC 1001 was generally well tolerated and supported advancement into the clinic. The highest dose tested was the maximum feasible dose and was the no-observed adverse effect level, or NOAEL. We did not observe any treatment-related histopathologic toxicity or any changes in safety pharmacology parameters (cardiac, respiratory and neurological). All dose levels in the GLP toxicology study produced a greater than 80% reduction in the expression of DMPK across multiple skeletal muscles, suggesting that pharmacology was essentially saturated even at the lowest dose tested. These data taken together with the data from cells from DM1 patients demonstrate marked and prolonged reductions in levels of DMPK mRNA expression, nM potency, along with reductions in nuclear foci and a return to more normal splicing patterns for key genes, suggesting that AOC 1001 has potential to be a potent, infrequently dosed therapy for people with DM1.

Our Pre-IND Programs:

AOC 1020 for the Treatment of Facioscapulohumeral Muscular Dystrophy (FSHD)

We are developing AOC 1020 to treat the underlying cause of FSHD, one of the most common forms of muscular dystrophy. Our therapeutic strategy in FSHD is to use an AOC based on our proprietary mAb that targets TfR1 to deliver a siRNA targeted to DUX4 mRNA. In preclinical models, we observed siRNA-mediated DUX4 silencing in muscle cells from patients with FSHD. Following regulatory clearance, we plan to advance AOC 1020 into a clinical trial by the end of 2022. Due to the lack of available therapies in this rare disease, should our trial be successful, we plan to explore the potential to advance this program into registrational trials in order to expedite making an AOC available for a patient population in severe need.

Disease Overview

FSHD is characterized by progressive and often asymmetric skeletal muscle loss that initially causes weakness in muscles in the face, shoulders, arms and trunk and progresses to weakness in muscles in lower body. FSHD is an autosomal dominant disease caused by the aberrant expression of the DUX4 gene in the skeletal muscle, which activates genes that are toxic to muscle cells and leads to a series of downstream events that result in skeletal muscle wasting and compromised muscle function. Skeletal muscle weakness results in physical limitations throughout the whole body, including an inability to lift arms for more than a few seconds, loss of ability to show facial expressions and serious speech impediments. These symptoms cause many people affected by FSHD to become dependent on the use of a wheelchair for mobility. FSHD affects both sexes equally, with onset typically in teenage and young adult years. The FSHD Society estimated FSHD affects approximately one in 20,000 people in the United States. A recent study conducted in the Netherlands reported a more frequent prevalence of one in 8,333 people. We believe that the patient population is between 16,000 to 38,000 in the United States. As is typical in diseases with no approved therapies, we believe that these patient population estimates are conservative.

Current Treatment Landscape and Limitations

Currently there is no treatments for FSHD, and there are no therapies to treat the underlying cause of FSHD. Current approaches are focused on support for activities of daily living and mobility, improved functioning and lowering the risk of complications. They include physical therapy, exercise, pain management and orthopedic interventions. Two approaches are currently in Phase 2 development to treat FSHD but do not directly target DUX4, the driver of the disease.

Our Solution

AOC 1020 consists of our proprietary mAb that is designed to bind to TfR1 conjugated with a siRNA targeted to DUX4 mRNA to be administered as an intravenous infusion. Our preclinical data support our hypotheses on the potential advantages of AOC 1020. We believe these data suggest that AOC 1020 targets the root cause of FSHD, and may have the potential advantage of infrequent administration.

We believe that the following specific characteristics of AOC 1020 position it to have advantages over historical and current efforts to develop an effective therapy for people with FSHD:

▪

Addresses the underlying cause of the disease—AOC 1020 is designed to reduce the expression of the DUX4 mRNA, thereby reducing the expression of the DUX4 protein resulting in reduced expression of the downstream genes that are believed to cause FSHD. We believe these downstream genes can be used as biomarkers to assess the disease state and therapeutic activity.

▪

Efficient delivery of drug substance to diseased cells— The TfR1 antibody component of the AOC is designed to facilitate efficient delivery to skeletal and cardiac muscle cells, an advantage over other companies previous unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells. Once inside the muscle cells, the siRNA component of AOC 1020, siDUX4, acts to reduce levels of DUX4 mRNA. In preclinical models, we observed siRNA-mediated DUX4 silencing in muscle cells from patients with FSHD.

▪	Reproducible and scalable therapeutic—As with all our AOCs, AOC 1020 is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.

Preclinical Data and Next Steps

Results from preclinical studies in FSHD patient myotubes and in an FSHD mouse disease model showed potent inhibition of DUX4-mediated gene signature in skeletal muscles. Results from a non-GLP, pharmacokinetic/pharmacodynamic study in NHP showed that AOC 1020 was well-tolerated at all doses tested following single and repeat dosing. We did not observe any dose-limiting toxicity at the highest dose tested based on in-life safety assessments. AOC 1020 produced a dose-dependent increase in siRNA plasma exposure following single doses, and AOC 1020 was observed to be stable in plasma with no evidence of degradation of the intact AOC. AOC 1020 also produced a dose-dependent increase in siRNA tissue exposure following single doses in a broad panel of muscle tissue. We believe these data support advancement of the AOC 1020 development program and potentially support an infrequent dosing regimen.

AOC 1020 is now in IND-enabling studies. Following regulatory clearance, we plan to advance AOC 1020 into a clinical trial by the end of 2022.

We have partnered with the FSHD clinical trial research network, or FSHD CTRN, on the ongoing natural history study called Motor Outcomes to Validate Evaluations in FSHD (MOVE FSHD). We are sponsoring the MOVE Plus, or MOVE+, study which is enrolling approximately 100 participants in the US. The goal of MOVE+ is to enhance the community's understanding of how to utilize whole-body MRI and other tools to identify specific biomarkers for FSHD that can accelerate and support future clinical trial design.

Our Duchenne Muscular Dystrophy (DMD) Program

We are developing AOCs to treat the underlying cause of DMD, a monogenic, X-linked, recessive, neuromuscular disease that almost exclusively occurs in males. DMD is caused by mutations in the gene that encodes for dystrophin, a protein critical for the normal function of muscle cells. The oligonucleotides in our AOCs are designed to promote the skipping of specific exons to allow the production of the dystrophin gene product. We are focusing our initial efforts on the development of AOCs for mutations amenable to skipping Exon 44, Exon 51 and Exon 45 and we intend to conjugate these individual oligonucleotides to our proprietary mAb targeting TfR1. We have three programs in development for DMD which target Exon 44, Exon 51 and Exon 45. Our first DMD program, AOC 1044 targeting Exon 44, is now in IND-enabling studies. Following additional preparatory preclinical studies and regulatory clearance, we plan to advance AOC 1044 into a clinical trial by the end of 2022.

Disease Overview

In people with DMD, mutations in the affected gene hinder the production of normal levels of dystrophin protein, which is needed to maintain the integrity of muscle fibers. The absence of functional dystrophin leads to stresses and tears of muscle cell membranes, resulting in muscle cell death and the progressive loss of muscle function. A global database analysis characterized over 7,000 genetic mutations that cause DMD. Exons 44, 51 and 45 represent approximately 30% of the total mutations observed in DMD that are amenable to skipping.

For people suffering from DMD, symptoms usually begin to manifest between three and five years of age. Affected people fail to reach developmental milestones or experience motor function challenges, such as difficulty walking or climbing stairs. Muscle wasting initially presents in the legs and pelvic area and later affects muscles of the shoulders, neck and arms, resulting in the inability to walk and dependence on a wheelchair for mobility, and later becoming paralyzed from the neck down and requiring a ventilator to breathe. Though disease severity and life expectancy vary, a patient’s quality of life dramatically decreases over time, and death typically occurs by early adulthood from either cardiac or respiratory complications. DMD occurs in approximately one in every 3,500 to 5,000 live male births and is estimated to affect 10,000 to 15,000 people in the United States. The estimated prevalence of DMD in the European Union is similar to than that in the United States.

Current Treatment Landscape and Limitations

Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are three approved unconjugated PMO-based oligonucleotide therapies, each addressing a specific mutation. However, these drugs, in addition to requiring weekly intravenous infusions, have demonstrated a less than 6% mean increase in dystrophin in clinical trials. The FDA-approved labels for these drugs state that a clinical benefit has not yet been established and continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. Additional approaches currently in clinical development include PPMOs and gene therapy. While there are therapies approved for Exon 51 and Exon 45 and multiple programs in clinical development for Exon 51, there are no therapies approved targeting Exon 44.

Our Solution

Our initial development efforts in DMD are focused on AOCs based on PMOs that can induce exon skipping specifically for Exons 44, 51 and 45 conjugated to our proprietary mAb targeting TfR1. AOC 1044 is our lead program in development for DMD and targets Exon 44. We believe that our AOCs have the potential to increase the production of dystrophin in people with DMD for two reasons. First, because of recent advances in the understanding of the splicing process and placement of skipping agents on pre-mRNA described in published literature and based on these advances, we have screened for and identified PMOs with optimized skipping activity. Second, the mAb targeting TfR1 allows for more efficient delivery to muscle cells, therefore allowing for better uptake of the PMO. In preclinical studies, we also observed that our TfR1-based AOCs induced exon skipping in cardiac muscle, which we believe may address some of the cardiomyopathies in people with DMD, a key complication of the disease. Based on their mechanism of action, we believe that our AOCs could have utility in several additional DMD mutations beyond these first three.

Preclinical Data and Next Steps

In preclinical studies, we observed that treatment of an mdx mouse with an AOC caused a greater than 50-fold increase in exon skipping compared to an equimolar dose of the unconjugated oligonucleotide. In an mdx mouse model of DMD, a widely accepted mouse model in DMD, we observed that conjugating an oligonucleotide designed to bind to a specific exon can induce exon skipping and production of dystrophin protein more efficiently than unconjugated oligonucleotides. Fourteen days following treatment with a single 8mg/kg dose of a mouse Exon 23-targeting PMO conjugated to a mouse-specific- mAb targeting TfR1, we observed an approximately 50-fold increase in the degree of splice switching as compared to an equimolar dose of the unconjugated PMO).

Our first DMD program, AOC 1044 targeting Exon 44, is now in IND-enabling studies and we have preclinical programs for Exons 45 and 51. Following additional preparatory preclinical studies and regulatory clearance, we plan to advance AOC 1044 into a clinical trial by the end of 2022.

Our Discovery Programs

Muscle Atrophy

Muscle atrophy is the loss of skeletal muscle mass that leads to muscle weakness and physical disability for patients. It is caused by a range of conditions spanning from rare genetic muscle diseases to common disorders like muscle wasting disease or cachexia.

Muscle atrophy is caused by a change in the balance between protein breakdown and protein synthesis signals. Muscle atrophy can be associated with the activation of pro-inflammatory cytokine pathways which induce protein degradation or inhibit growth factor pathways that promote protein synthesis. Genetic profiling of atrophic muscles has identified a group of ubiquitin ligases (E3 ligases) that are upregulated when muscle atrophy begins. In particular, muscle-specific E3 ligase muscle RING finger protein 1, or MuRF1, has been shown to be upregulated in muscle atrophy. Genetic ablation of MuRF1 in mice has been shown by third parties to render muscles partially resistant to various conditions of muscle atrophy. MuRF1 is a difficult target to address with traditional approaches like small molecules because of the gene family of E3 ligases, however, it may be able to benefit from the specificity of treatment achieved with a siRNA.

Our AOC for muscle atrophy is made up of our mAb targeting TfR1 and an oligonucleotide targeting MuRF1, and is designed to employ both the catabolic and anabolic pathways associated with the degradation of protein in muscle cells. We are focused on preclinical studies and identifying a muscle atrophy indication that we believe will be best suited for AOCs.

Pompe Disease

Pompe disease is a rare, autosomal recessive lysosomal storage disease that results in the toxic buildup of glycogen in the body’s cells, causing impairment of normal tissue and organ function. People with the infantile-onset form of the condition are most severely affected, suffering from progressive muscle weakness, respiratory deficiency, and heart problems. A late-onset form of Pompe disease can manifest in older patients and is generally associated with progressive weakness of the proximal muscles and varying degrees of respiratory weakness.

We are developing an AOC targeting the glycogen synthase 1, or GYS1, mRNA to diminish the toxic accumulation of glycogen in muscle. Reducing GYS1 in muscle will reduce the toxic accumulation of glycogen and we believe our approach may be complementary to enzyme replacement therapy, or ERT, which is currently the only approved treatment for Pompe disease. Preclinical studies are ongoing.

Opportunities in Immunology, Immune Disorders and Cardiomyopathies

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

In studies designed to explore AOCs in immuno-oncology, we observed significant AOC-mediated mRNA reduction in CD8+ tumor infiltrating lymphocytes, or TILs, in vivo in the syngeneic CT-26 tumor model with an intravenous dose of 6 mg/kg siRNA. However, we observed that the AOCs had no effect on the mRNA levels in T or B cells in the spleen, suggesting that activity can be limited to only the cell populations involved in immune-responses to tumors without affecting lymphocytes outside the tumor. We believe this specificity was driven by the fact that the AOC employed our mAb targeting TfR1, and TfR1 is over expressed only on activated lymphocytes. We also observed significant AOC-mediated mRNA reduction in CD4+ TILs and T-regs from mice treated with an AOC comprised of a mAb targeting TfR1 and a siRNA targeting SHP2.

We have also identified a mAb that binds to macrophages specifically, and when conjugated with a siRNA, produces reduction in levels of the target mRNA in that cell both in vitro and in vivo. We believe this finding supports the development of AOCs for diseases where macrophages play a significant role, like immune disorders. We are in the process of generating data to demonstrate the pharmacologic effects of siRNA reduction in animal models of immune disorders, which will help inform our future development plans. Our internal efforts are focused on finding additional surface protein-mAb pairs and demonstrating reduction in the expression of key targets in subsets of immune cells. As we identify appropriate product candidates in immunology, we may choose to advance these on our own or seek a strategic collaborator based on the nature of potential indications. Our findings in immunology served as one of the key bases of our collaboration with Lilly who has access to a defined set of up to six mRNA targets initially in immunology and other select indications on a worldwide basis.

Beyond immune cells, we plan to continue to invest in our AOC platform to explore the full potential of our AOCs in cardiomyopathies, as well as in additional previously inaccessible tissue and cell types. We entered into a collaboration with MyoKardia that, in combination with our internal discovery efforts, will help us expand our therapeutic activities to include cardiac-specific indications. Our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options.

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

With respect to AOC 1001, there are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Astellas Gene Therapies; a Fab linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics. There are a growing number of companies pursuing different paths to treat DM1 and we expect that the space will continue to evolve as additional candidates advance.

There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute; losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc; an antibody linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; and a ligand conjugated oligonucleotide in preclinical development by Arrowhead Therapeutics.

Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are three FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 51; golodirsen for the treatment of people with DMD amenable to skipping Exon 53; and casimersen for the treatment of DMD in patients with a confirmed mutation amenable to exon 45 skipping. There is an FDA-approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: viltolarsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta Therapeutics with SRP-

5051, a PPMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping , and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. In addition, several companies are developing gene therapies, including Milo Biotechnology (AAV1-FS344), Pfizer (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Dyne Therapeutics Inc. has submitted an IND to the FDA to initiate a clinical trial of DYNE-251, a PMO conjugated to a Fab for treatment of patients with DMD amendable to skipping exon 51. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

The only approved therapies for Pompe disease are Lumizyme (known as Myozyme outside of the United States) and Nexviazyme, ERTs delivered by bi-weekly intravenous infusion, and marketed by Sanofi Genzyme. We are aware of multiple ERT therapies in clinical development, including AT-GAA, which uses a pharmacological chaperone, with a BLA under FDA review submitted by Amicus Therapeutics, Inc. In addition, several companies are developing gene therapies, including Actus Therapeutics, Inc. (ACTUS101), Asklepios BioPharmaceutical, Inc. (AAV2/8-LSPhGAA), Astellas Gene Therapies  (AT845) and Spark Therapeutics, Inc. (SPK-3006).

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Dyne Therapeutics, Ionis Pharmaceuticals, Sarepta Therapeutics, DTx Pharma, Inc., PepGen, Inc., PeptiDream Inc. and Bicycle Therapeutics, as well as gene therapy and CRISPR approaches.

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

We believe that we have a significant global intellectual property position and substantial know-how relating to our AOC product candidates and our technology platform. As of December 31, 2021, our intellectual property portfolio consisted of 13 issued U.S. patents and 29 pending U.S. patent applications that we own. Collectively, these patent rights relate to various aspects of our AOC product candidates and technology platform. In addition, we have an exclusive option to an exclusive license to certain patent rights from the University of Alberta. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, New Zealand, Taiwan, and South Korea. We also file patent applications pursuant to the Patent Cooperation Treaty, or PCT. Our PCT patent applications are in the first phase of the PCT process, which is the international phase, in which patent protection is pending under a single patent application filed with the United States Patent and Trademark Office, or USPTO, as a contracting state of the PCT. These PCT patent applications have not yet entered the second phase of the PCT process, which is the national and regional phase, in which rights are continued by filing necessary documents with the patent offices of separate contracting states of the PCT. The national phase of the PCT patent application process occurs 30 months after the earliest priority date of the PCT patent application.

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

Intellectual Property Relating to AOC 1001

With regard to AOC 1001, as of December 31, 2021, we owned one issued U.S. patent,  nine pending U.S. patent applications, 11 pending patent applications in foreign jurisdictions, and one pending patent application filed pursuant to the PCT. These patent rights relate to AOC 1001 composition of matter, formulations containing AOC 1001, methods of manufacturing, and methods of treating diseases, using AOC 1001. Any patents issued from these applications are expected to expire in 2038-2041; however, a patent term extension may be available.

Intellectual Property Relating to Our FSHD AOC Product Candidate

With regard to our FSHD AOC product candidate, as of December 31, 2021 we owned three pending U.S. patent application. These patent rights relate to the FSHD AOC composition of matter, formulations containing the FSHD AOC, methods of manufacturing, and methods of treating diseases, using our FSHD AOC. Any patents issued from these applications are expected to expire in 2041-2042; however, a patent term extension may be available.

Intellectual Property Relating to Our DMD AOC Product Candidates

With regard to our DMD AOC product candidates, as of December 31, 2021, we owned two issued U.S. patents, five pending U.S. patent applications and 24 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, and South Korea. These patent rights relate to the DMD AOCs composition of matter, formulations containing the DMD AOCs, methods of manufacturing, and methods of treating diseases, using our DMD AOCs. Any patents issued from these applications are expected to expire in 2038-2042; however, a patent term extension may be available.

Intellectual Property Relating to Our Muscle Atrophy AOC Product Candidate

With regard to our muscle atrophy AOC product candidate, as of December 31, 2021 we owned one issued U.S. patent, eight pending U.S. patent applications,  and 10 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, and South Korea. These patent rights relate to the muscle atrophy AOC composition of matter, formulations containing the muscle atrophy AOC, methods of manufacturing, and methods of treating diseases, using our muscle atrophy AOC. Any patents issued from these applications are expected to expire in 2038; however, a patent term extension may be available.

Intellectual Property Relating to Our Pompe AOC Product Candidate

With regard to our Pompe AOC product candidate, as of December 31, 2021, we owned one pending patent application filed pursuant to the PCT. This application relates to the Pompe disease AOC composition of matter, formulations containing the Pompe disease AOC, methods of manufacturing, and method of treating diseases, using our Pompe disease AOC. Any patents issued from this application are expected to expire in 2041; however, a patent term extension may be available.

Intellectual Property Relating to Our AOC Product Platform

As of December 31, 2021, we owned 16 families of U.S. and foreign patents and patent applications generally covering our AOC product platform. These families include t11issued U.S. patents, 28 pending U.S. patent applications, three PCT patent applications and 79 foreign patent applications in the European Patent Office, Australia, Canada, China, Israel, Hong Kong, Japan, South Korea, Mexico, Singapore, New Zealand, and Taiwan, relating to key aspects and components of our AOC product platform systems. Our patent applications contain claims covering (i) proprietary antibodies; (ii) proprietary oligonucleotide chemical structures; (iii) proprietary oligonucleotide sequences;

(iv)proprietary AOC structures; and (v) methods for manufacturing and using our AOC technologies. Some of these AOC platform cases generically cover our various product candidates. The issued U.S. patents and any U.S. patents issuing from our pending U.S. patent applications are expected to expire between 2037 and 2042.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2038 to 2042, unless we receive patent term extension or patent term adjustment, or both.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

We believe our AOC product candidates may be subject to regulation in the United States as drug-biologic combination products. Combination products are comprised of components, such as drug components and biologic components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. Under the Federal Food, Drug and Cosmetic Act, or FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-biologic combination product is attributable to the biologic component, the FDA’s Center for Biologics Evaluation and Research would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the biologic component generally would be reviewed and approved pursuant to the biological product licensure processes set forth in the Public Health Service Act, or PHSA, and FDCA. In reviewing the marketing application for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Drug Evaluation and Research to ensure that the drug component of the combination product met applicable requirements regarding safety and effectiveness. We believe our AOCs will be subject to the primary review of the Center for Biologics Evaluation and Research, and will require approval of Biologics License Application, or BLA, for the combination drug-biologic.

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the FDCA, PHSA, and other federal, state, and local statutes and regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with GLP regulations and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
●

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety, purity and potency of the proposed biologic for its intended use;

●	submission to the FDA of a BLA after completion of all pivotal trials;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biological product is produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●

Phase 1:  The product candidate is initially introduced into healthy human volunteers or patients with the target disease or condition. These studies are designed to test for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

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

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

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

During the development of a new biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the biological product candidate.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and biological characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

BLA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an BLA requesting approval to market the product for one or more indications. The submission of a BLA is subject to the payment of substantial user fees, unless a waiver or exemption applies.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency.

The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the biologic with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. Even if such  information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a biological product’s safety and effectiveness after BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of biological products that meet certain criteria. The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. For example, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for the product candidate designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally the sponsor of a drug receiving accelerated approval to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the sponsor fails to conduct the required confirmatory trial or if such confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Biosimilars and reference product exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers including, among others, physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held during the previous year by physicians as defined under statute and their immediate family members.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.  Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the law.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Human Capital

As of February 7, 2022, we had 125 full-time employees, 48 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were originally founded as a Delaware limited liability company on November 13, 2012, under the name Avidity NanoMedicines LLC. On June 4, 2016, we changed our name to Avidity Biosciences LLC, and on April 1, 2019, we converted into a Delaware corporation under the name Avidity Biosciences, Inc. Our principal executive offices are located at 10578 Science Center Drive, Suite 125, San Diego, California 92121, and our telephone number is (858) 401-7900.

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

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

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

•

We are early in our development efforts and only have one product candidate in clinical development.  All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

•	The COVID-19 pandemic could adversely impact our business, including our preclinical studies, clinical trials and financial condition.
•

Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•	We rely on third parties to conduct our preclinical studies and clinical trials, and these parties may not perform satisfactorily.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a preclinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Our lead product candidate, AOC 1001, is in clinical development while all of our other development programs are in preclinical development or in the drug discovery stage. We commenced operations in 2012, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary AOC technology platform, identifying product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $118.0 million, $44.4 million and $24.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $184.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months. In particular, we expect that these funds will allow us to  complete our Phase 1/2 MARINA trial for AOC 1001 in myotonic dystrophy type 1, or DM1, and advance AOC 1044 for Duchenne muscular dystrophy, or DMD, and AOC 1020 for facioscapulohumeral muscular dystrophy, or FSHD, into clinical development as well as to further advance our AOC platform in and beyond our muscle franchise. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in July 2021 we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent.  However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agent at any time upon specified notice to the other party, or by the Sales Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and only have one product candidate in clinical development.  All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and only AOC 1001 is in clinical development. All of our other development programs, including AOC 1044 and AOC 1020, are in the preclinical or drug discovery stage. We have invested substantially all of our efforts in developing our AOC platform, identifying potential product candidates and conducting preclinical studies. We will need to progress AOC 1044 and AOC 1020 through IND-enabling studies and receive authorization from the U.S. Food and Drug Administration, or the FDA, or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•

successful completion of preclinical studies with favorable results, including those compliant with good laboratory practices, or GLP, toxicology studies, biodistribution studies and minimum effective dose studies in animals;

•

acceptance of INDs by the FDA, or similar regulatory submissions by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;

•	successful enrollment in clinical trials and completion of clinical trials with favorable results;
•	demonstrating safety, purity, potency and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
•	receipt of marketing approvals from applicable regulatory authorities, including biologics license applications, or BLAs, from the FDA and maintaining such approvals;
•	making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	maintaining an acceptable safety profile of our products following approval; and
•	maintaining and growing an organization of people who can develop and commercialize our products and technology.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary AOC platform, which leverages a novel and unproven approach. While we have had favorable preclinical study results based on our technology platform, we have not yet succeeded and may not succeed in demonstrating safety, purity or potency for any product candidates in clinical trials or in obtaining marketing approval thereafter. We initiated our Phase 1/2 MARINA clinical trial of AOC 1001 in adults with DM1 in October 2021, but have not yet completed any clinical trials for any product candidate. Our research methodology and novel approach to oligonucleotide based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. We may also be unsuccessful in developing and demonstrating utility of our AOCs in cell types beyond the muscle, including under our Lilly Agreement for immunology and other select indications and under our research collaboration with MyoKardia for cardiac tissue. Further, because all of our product candidates and development programs are based on our AOC platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we may not be able to meet expected timeframes for data readouts, such as our planned preliminary assessment of safety, tolerability and key biomarkers from the MARINA study, Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of AOC 1001 and other potential product candidates targeting rare muscle disorders, we do not know whether AOC 1001 or the other potential product candidates will perform in ongoing or future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our ongoing and future clinical trials in humans. Furthermore, for some indications that we are pursuing, there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. We have advanced AOC 1044 and AOC 1020 into IND-enabling studies. If unexpected observations or toxicities are observed in these studies, or in IND-enabling studies for any of our other development programs, this will delay clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and planned clinical trials will be successful. Any safety concerns observed in any of our preclinical studies or clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

  Before we can initiate clinical trials for our preclinical product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for authorization to proceed with clinical development. We will need to complete IND-enabling studies and submit INDs for AOC 1044 and AOC 1020 and other development programs prior to initiating clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing or planned clinical trials for AOC 1001 or any other product candidate could significantly affect our product development costs.

We do not know whether our planned trials will begin on time or if our ongoing or future clinical trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
•

subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, heath reasons or otherwise resulting from the novel strain of coronavirus, COVID-19;

•	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as may be required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We are initially developing product candidates targeting genetically defined, rare muscle disorders with limited patient pools from which to draw for clinical trials. Genetically defined diseases generally, including those for which our current product candidates are targeted, have low incidence and prevalence. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

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

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Although other oligonucleotide therapeutics have received regulatory approval, our AOCs, which combine oligonucleotides with a mAb, are a novel approach to oligonucleotide therapies, which may present enhanced risk and uncertainty for our product candidates compared to more well-established classes of therapies, or oligonucleotide or mAb-based therapies on their own. Moreover, there have been only a limited number of clinical trials involving the use of oligonucleotide therapeutics and none involving the proprietary technology used in our AOC platform. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As an organization, we have never completed any clinical trials or submitted a BLA for regulatory approval and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates and we will need to successfully complete Phase 1 clinical trials, and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market AOC 1001 or any other product candidates, as well as complete IND-enabling studies for our preclinical product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we commenced our first clinical trial, our Phase 1/2 MARINA trial for AOC 1001, in October 2021. We have not previously conducted any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. As interactions with the FDA may not be comprehensive, we cannot be certain how many clinical trials of AOC 1001 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our product candidates.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe, pure, or effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or our collaborators’ current or future clinical trials;

•	negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•

we or any of our current or future collaborators may be unable to demonstrate that a product candidate is safe and effective, and that product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed biopharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs and biologics based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us or any of our potential future collaborators from commercializing our product candidates.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug or biologic as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or EMA’s, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have received orphan drug designation in the United States and the European Union for AOC 1001 for the treatment of DM1, and we may seek orphan drug designation for certain of our other product candidates. There can be no assurance that we will be able to maintain such designation or that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any additional indication for which we apply.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs containing different active ingredients for the same or similar indication. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Receipt of breakthrough therapy designation or fast track designation by the FDA for one or more of our product candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek breakthrough therapy or fast track designation for some of our product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. In October 2021, the FDA granted fast track designation to AOC 1001 for the treatment of DM1.  The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review if the relevant criteria are met. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Breakthrough therapy designation may be granted to a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes the same benefits as fast track designation, including eligibility for rolling review of a BLA.

Whether to grant breakthrough therapy or fast track designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate, including the fast track designation granted to AOC 1001 for the treatment of DM1, may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification of any granted designations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that  remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates may be delayed.

We are dependent on third parties to conduct our preclinical studies and clinical trials. Specifically, we have used and relied on, and intend to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Our AOCs, including AOC 1001, consist of a proprietary mAb conjugated with the oligonucleotide therapy. All of our mAbs are manufactured by starting with cells which are stored in a cell bank. We have multiple working cell banks and one master cell bank for our mAbs manufactured in accordance with cGMP and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing impacted by the need to replace the cell banks. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. For example, we have a research collaboration with MyoKardia to evaluate the potential of AOCs in cardia tissue. Such collaboration may not yield additional development or product candidates for our pipeline. We may not be successful in our efforts to establish or maintain such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may have to relinquish valuable rights to our future revenue streams, research programs, product candidates or AOC platform, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain or current or any future collaborations if, for example, the development or approval of a product candidate is delayed, the safety of a product candidate is questioned or the sales of an approved product candidate are unsatisfactory.

In addition, collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Affordable Care Act, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We expect to face competition from existing products and products in development for each of our product candidates. With respect to AOC 1001, there are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Astellas Gene Therapies; an antibody linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics. There are a growing number of companies pursuing different paths to treat DM1 and we expect that the space will continue to evolve as additional candidates advance.

There are currently no therapies to treat the underlying cause of facioscapulohumeral muscular dystrophy, or FSHD. Products currently in development to treat FSHD include: creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute; losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc. an antibody linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; and a ligand conjugated oligonucleotide in preclinical development by Arrowhead Therapeutics.

The only approved therapies for Pompe disease are Lumizyme (known as Myozyme outside of the United States) and Nexviazyme, ERTs delivered by bi-weekly intravenous infusion, and marketed by Sanofi Genzyme. We are aware of multiple ERT therapies in clinical development, including AT-GAA, which uses a pharmacological chaperone, with a BLA under FDA review submitted by Amicus Therapeutics, Inc. In addition, several companies are developing gene therapies, including Actus Therapeutics, Inc. (ACTUS101), Asklepios BioPharmaceutical, Inc. (AAV2/8-LSPhGAA), Astellas Gene Therapeutics (AT845) and Spark Therapeutics, Inc. (SPK-3006).

Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are three FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 51; golodirsen for the treatment of people with DMD amenable to skipping Exon 53; and casimersen for the treatment of DMD in patients with a confirmed mutation amenable to exon 45 skipping. There is an FDA-approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: viltolarsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta Therapeutics with SRP-5051, a PPMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping , and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. In addition, several companies are developing gene therapies, including Milo Biotechnology (AAV1-FS344), Pfizer (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Dyne Therapeutics Inc. has submitted an IND to the FDA to initiate a clinical trial of DYNE-251, a PMO conjugated to an antibody  for treatment of patients with DMD amendable to skipping exon 51. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Dyne Therapeutics, Ionis Pharmaceuticals, Sarepta Therapeutics, DTx Pharma, Inc., PepGen, Inc., PeptiDream Inc. and Bicycle Therapeutics, as well as gene therapy and CRISPR approaches.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management,  as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

We had 118 full-time employees as of December 31, 2021. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members;

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures of the Biden administration, or other efforts to challenge the ACA, if any, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We currently hold approximately $10 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The COVID-19 pandemic and other epidemic diseases could adversely impact our business, including our preclinical studies, planned clinical trials and financial condition.

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and are continuing to take, actions in an effort to slow the spread of COVID-19 and variants of the virus.  In December 2021, we began to transition to a hybrid model with our employees generally working both remotely and onsite, and we anticipate we will continue to use this model going forward. The continuing COVID-19 pandemic and any future epidemic diseases may cause disruptions that could severely impact our business, preclinical studies, planned clinical trials and financial condition, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our preclinical studies, planned clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income, if any, until such unused losses expire (if subject to expiration). At December 31, 2021, we had federal and state NOLs of approximately $147.9 million and $147.7 million, respectively.

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

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensor’s operations. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art.

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

In Europe, the GDPR took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. On June 28, 2021, the EU Commission published its adequacy decision to designate the United Kingdom as adequate. This adequacy decision is expected to last until June 27, 2025, although the Commission will begin an assessment in late 2024 to decide whether to extend the adequacy decision for a further period up to a maximum of another four years. If the Commission don’t extend the decision, then the UK’s adequacy decision will expire on June 27, 2025. These changes may lead to additional costs and increase our overall risk exposure. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

The trading price of the shares of our common stock has been, and is likely to continue to be, highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

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

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

At December 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 55% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 6,159,929 shares of our outstanding common stock, or approximately 13% of our total outstanding common stock based on shares outstanding as of December 31, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions.  If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.  These export and import controls and economic sanctions could also adversely affect our supply chain.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in tax laws may impact our future financial position and results of operations.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us moving forward as we no longer qualify as an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and have made some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, in recent periods obtaining director and officer liability insurance has become more expensive, and we may be required to  continue to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If these analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. As we have lost our status as an “emerging growth company” due to our becoming a large accelerated filer, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in the process of upgrading our information technology systems; implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. In January 2022, we implemented a new enterprise resource planning/accounting system. The implementation of such a new system may be disruptive to our business. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis following the implementation could materially and adversely affect our business and operations.  If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

We currently lease approximately 47,737 square feet of office and laboratory space in San Diego, California, under a lease that expires in 2026, with the option to extend the term of the lease for an additional five years. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “RNA.”

Holders of Common Stock

As of February 7, 2022, there were approximately 40 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Performance Graph

The following stock performance graph illustrates a comparison from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2021, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 12, 2020 at the opening trading price of $18.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities.

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

As of December 31, 2021, we have used approximately $45.3 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020.

Issuer Repurchases of Equity Securities

None.

ITEM 6.    [Reserved]

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

Overview

We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and we expect to have three muscle programs in clinical development by the end of 2022. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, or DM1, a rare monogenic muscle disease. In October 2021, we dosed the first patient in our Phase 1/2 MARINA clinical trial, a trial designed to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously in adults with DM1. In the fourth quarter of 2022, we plan to conduct a preliminary assessment of safety, tolerability and key biomarkers in approximately half of the trial participants. The U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, have granted Orphan Designation for AOC 1001. The FDA has also granted Fast Track Designation to AOC 1001 for the treatment of DM1.

Our advancing and expanding pipeline also includes AOC 1044, the lead of three programs for the treatment of Duchenne Muscular Dystrophy, or DMD, and AOC 1020, designed to treat facioscapulohumeral muscular dystrophy, or FSHD. We anticipate that both AOC 1044 and AOC 1020 will enter the clinic by the end of 2022 following additional preparatory preclinical studies and regulatory clearance. In addition to our muscle franchise, we are also broadening the development of AOCs beyond muscle tissues through both internal discovery efforts and key partnerships that are focused on immune cells, cardiac tissue and other cell types.

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. In August 2021, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $18.00 per share, for aggregate net proceeds of $155.1 million, after deducting underwriting discounts, commissions and offering costs. In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. To date, we have sold 780,549 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $19.6 million, after deducting offering-related transaction costs and commissions. Since our inception through December 31, 2021, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $35.2 million from funding under collaboration and research services agreements, and $7.0 million from loans from Silicon Valley Bank, or SVB, under a Loan and Security Agreement, as amended, or the LSA. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $405.5 million.

We have incurred operating losses in each year since inception. Our net losses were $118.0 million, $44.4 million and $24.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $184.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

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

COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the continued spread of COVID-19 and the measures taken by the governmental authorities, and its impact on our preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted, particularly as we advance our product candidates into and through clinical development. In December 2021, we began to transition to a hybrid model with our employees generally working both remotely and onsite, and we anticipate we will continue to use this model going forward. To date, we have not experienced material disruptions in our business operations. However, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing of and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidates and raise additional capital.

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

	Year Ended December 31,
	2021	2020	2019
External costs	$58,983	$22,919	$6,634
Internal costs:
Employee-related expenses	31,751	9,679	5,011
Facilities, lab supplies and other costs	10,448	5,004	2,894
Total internal costs	42,199	14,683	7,905
Total research and development expenses	$101,182	$37,602	$14,539

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

We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities and costs of operating as a public company. These costs will likely include increased expenses related to audit, legal, regulatory and tax services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Increase
	2021	2020	(decrease)
Revenue	$9,326	$6,787	$2,539
Research and development expenses	101,182	37,602	63,580
General and administrative expenses	26,195	13,462	12,733
Other income (expense)	42	(78)	120

Revenue

Revenue was $9.3 million for the year ended December 31, 2021, compared to $6.8 million for the year ended December 31, 2020. Revenue during both periods was primarily derived from the Lilly Agreement. The increase was primarily due to higher reimbursable collaboration-related research and development expenses resulting in the recognition of higher corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $101.2 million for the year ended December 31, 2021, compared to $37.6 million for the year ended December 31, 2020. The increase was primarily driven by higher external and internal research and development costs related to the advancement of AOC 1001, AOC 1044 and AOC 1020, as well as costs related to the expansion of our overall research capabilities. In 2021, external research and development costs were $59.0 million, compared to $22.9 million in 2020. The increase was primarily due to higher manufacturing, clinical, preclinical and research activities. Research and development related internal costs were $42.2 million in 2021, compared to $14.7 million in 2020. The increase was primarily due to higher employee salaries and benefits of $14.7 million, noncash stock compensation of $7.3 million, lab supplies of $3.0 million and facilities of $1.7 million.

General and Administrative Expenses

General and administrative expenses were $26.2 million for the year ended December 31, 2021, compared to $13.5 million for the year ended December 31, 2020. The increase was primarily due to higher costs related to supporting our expanded operations and being a public company, including higher noncash stock-based compensation of $5.4 million, salaries and benefits of $4.1 million, professional fees of $1.6 million, insurance costs of $0.9 million and facilities costs of $0.6 million.

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

Liquidity and Capital Resources

Sources of Liquidity

In June 2020, we completed our IPO of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. In August 2021, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $18.00 per share, for aggregate net proceeds of $155.1 million, after deducting underwriting discounts, commissions and offering costs. In July 2021, we entered into the Sales Agreement with the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. To date, we have sold 780,549 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $19.6 million, after deducting offering-related transaction costs and commissions. Since our inception through December 31, 2021, other sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes, $35.2 million from funding under collaboration and research services agreements, and $7.0 million from loans from SVB under the LSA. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $405.5 million.

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

Future Capital Requirements

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $405.5 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(94,813)	$(37,117)	$2,490
Investing activities	(82,517)	(7,785)	(235)
Financing activities	176,316	272,037	89,233
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,014)	$227,135	$91,488

Operating Activities

Net cash used in operating activities was $94.8 million for the year ended December 31, 2021, which consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044 and AOC 1020. Net cash used in operating activities was $37.1 million for the year ended December 31, 2020, which consisted primarily of cash used to fund our operations related to the development of AOC

1001 and our other programs. Net cash provided by operating activities was $2.5 million for the year ended December 31, 2019, which consisted primarily of the $20.0 million upfront fee related to the Lilly Agreement, partially offset by cash used to fund our operations related to the development of AOC 1001 and our other programs.

Investing Activities

Net cash used in investing activities was $82.5 million for the year ended December 31, 2021, which consisted primarily of cash used to purchase marketable securities and property and equipment, partially offset by proceeds from maturities of marketable securities. Net cash used in investing activities was $7.8 million for the year ended December 31, 2020, which consisted primarily of cash used to purchase marketable securities and property and equipment. Net cash used in investing activities was $0.2 million for the year ended December 31, 2019, which consisted primarily of cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities was $176.3 million for the year ended December 31, 2021, which consisted primarily of net proceeds from the issuance of common stock in our August 2021 public offering and sales of our common stock made pursuant to the Sales Agreement, as well as proceeds from the exercise of stock options and issuance of common stock under the ESPP. Net cash provided by financing activities was $272.0 million for the year ended December 31, 2020, which consisted primarily of net proceeds from our IPO and net proceeds from the issuance of Series C convertible preferred stock, partially offset by payments related to the LSA. Net cash provided by financing activities was $89.2 million for the year ended December 31, 2019, which consisted primarily of net proceeds from the issuance of Series C convertible preferred stock and the issuance of convertible notes, partially offset by payments related to the LSA.

Contractual Obligations and Commitments

We have operating lease obligations related to our lease for office and laboratory space in San Diego, California. In June 2020, and as amended in December 2020, we entered into a non-cancellable operating lease for approximately 47,737 square feet of office and laboratory space, or the Lease, which commenced in November 2021. The Lease has a five-year initial term with a renewal option for an additional five years. Under the terms of the Lease, the initial monthly base rent of approximately $251,000 will increase to approximately $282,000 during the last year of the Lease's initial term, and the first year includes five months of rent abatement. The total remaining base rent commitment for the initial term under the Lease is $14.5 million.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, clinical trials, professional services, and other services and products for operating purposes. These contracts may include certain provisions that could require payments for early termination. The amount of the termination payments vary depending on the timing of the termination and the specific terms of the contract. Therefore, these contracts are considered cancellable contracts.

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

Stock-Based Compensation

Stock-based compensation expense for employee and non-employee stock option grants is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award, and forfeitures are recognized as incurred. Stock-based compensation expense for employee stock purchases under the Employee Stock Purchase Plan, or the ESPP, is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period.

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

Expected Term. Due to our limited option exercise history not providing a reasonable basis for estimating expected term, we have estimated the expected life of our stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected life assumption for employee stock purchases under the ESPP is six months to conform with the six-month ESPP offering period.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents and marketable securities consist of cash held in readily available checking and money market accounts, as well as debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, due to the short- and intermediate-term nature of the instruments in our portfolio, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency exchange rates in connection with these arrangements. To date, we have not experienced any material effects from foreign currency fluctuations. We believe an immediate hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our results of operations during the periods presented.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2021, as stated in its report dated March 1, 2022, which is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Avidity Biosciences, Inc.

San Diego, California

Opinion on Internal Control Over Financial Reporting

We have audited Avidity Biosciences, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock/units and stockholders’/members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Diego, California

March 1, 2022

ITEM 9B.    Other Information

None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

2.	Financial Statement Schedules.

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

ITEM 16.    Form 10-K Summary

None.

Avidity Biosciences, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Avidity Biosciences, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avidity Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock/units and stockholders’/members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 5 to the financial statements, the Company primarily derives its revenue from a research collaboration and license agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”). The Company recognizes revenue from the collaboration in an amount proportional to the collaboration expenses incurred during the period to the total estimated collaboration expenses over the five-year period

f-2

that it expects to deliver its performance obligations. In connection with the Lilly Agreement, the Company recognized revenue of approximately $9.1 million for the year ended December 31, 2021.

We identified the determination of total estimated collaboration expenses as a critical audit matter due to the application of significant management judgment to estimate the total collaboration expenses. Specifically, the amount of total expenses includes a mix of budgeted expenses approved by Lilly for the upcoming year and estimated remaining expenses over the remaining term of the collaboration. The assumptions used to estimate the remaining expenses are subjective. Auditing these estimates involved especially subjective auditor judgment due to the nature of the audit evidence available to address these estimates.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s ability to make reliable estimates by comparing the costs incurred for activities completed to date to the costs forecasted for those activities.
•

Evaluating management’s ability to achieve the estimates for future periods by i) comparing the estimated costs for future periods to the actual costs incurred to date, ii) performing inquiries with the Company’s operations teams and examining the meeting minutes of meetings with Lilly to corroborate the assumptions used in developing the estimated costs for future periods, and iii) comparing the activities budgeted for future periods to the collaboration plan specified in the Lilly Agreement.

•	Examining the communication records between the Company and Lilly as well as the Company’s board minutes and press releases.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

San Diego, California

March 1, 2022

f-3

Avidity Biosciences, Inc.

Balance Sheets

(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$320,448	$321,462
Marketable securities	85,095	6,679
Prepaid and other assets	5,598	3,537
Total current assets	411,141	331,678
Property and equipment, net	4,805	1,468
Restricted cash	251	251
Right-of-use asset	10,784	454
Other assets	599	47
Total assets	$427,580	$333,898
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,085	$7,745
Accrued compensation	8,940	3,152
Lease liabilities, current portion	1,769	—
Deferred revenue, current portion	4,864	3,690
Total current liabilities	29,658	14,587
Lease liabilities, net of current portion	9,960	938
Deferred revenue, net of current portion	6,532	12,150
Total liabilities	46,150	27,675
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares – 40,000; issued and outstanding shares – none	—	—
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 47,754 and 37,569 at December 31, 2021 and 2020, respectively	5	4
Additional paid-in capital	566,161	372,764
Accumulated other comprehensive loss	(187)	(5)
Accumulated deficit	(184,549)	(66,540)
Total stockholders’ equity	381,430	306,223
Total liabilities and stockholders’ equity	$427,580	$333,898

See accompanying notes.

f-4

Avidity Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share/unit data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$9,326	$6,787	$2,319
Operating expenses:
Research and development	101,182	37,602	14,539
General and administrative	26,195	13,462	5,112
Total operating expenses	127,377	51,064	19,651
Loss from operations	(118,051)	(44,277)	(17,332)
Other income (expense):
Interest income	104	206	—
Interest expense	—	(209)	(7,387)
Change in fair value of preferred warrant liability	—	(75)	(15)
Other expense	(62)	—	—
Total other income (expense)	42	(78)	(7,402)
Net loss	(118,009)	(44,355)	(24,734)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(182)	(5)	—
Comprehensive loss	$(118,191)	$(44,360)	$(24,734)
Net loss per share/unit, basic and diluted	$(2.85)	$(2.05)	$(9.12)
Weighted-average shares/units outstanding, basic and diluted	41,428	21,663	2,713

See accompanying notes.

f-5

Avidity Biosciences, Inc.

Statements of Convertible Preferred Stock/Units and Stockholders’/Members’ Equity (Deficit)

(in thousands)

	Preferred Units		Convertible Preferred Stock		Common Units		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Predecessor's	Total Stockholders’/ Members' Equity
	Units	Amount	Shares	Amount	Units	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	(Deficit)
Balance at December 31, 2018	12,459	$32,693	—	$—	2,842	$426	—	$—	$—	$—	$—	$(41,555)	$(41,129)
Distribution to members	—	(106)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common units upon exercise of unit options	—	—	—	—	78	38	—	—	—	—	—	—	38
Stock-based compensation	—	—	—	—	—	17	—	—	—	—	—	—	17
Net loss to date of conversion	—	—	—	—	—	—	—	—	—	—	—	(2,549)	(2,549)
Conversion from LLC to C corporation	(12,459)	(32,587)	12,459	32,587	(2,920)	(481)	2,920	—	(43,623)	—	—	44,104	—
Issuance of Series C convertible preferred stock, net of issuance costs of $4,100	—	—	17,915	72,623	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock upon conversion of convertible notes	—	—	6,893	29,510	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	69	—	26	—	—	—	26
Vesting of early exercise options	—	—	—	—	—	—	—	—	36	—	—	—	36
Stock-based compensation	—	—	—	—	—	—	—	—	389	—	—	—	389
Net loss	—	—	—	—	—	—	—	—	—	—	(22,185)	—	(22,185)
Balance at December 31, 2019	—	$—	37,267	$134,720	—	$—	2,989	$—	$(43,172)	$—	$(22,185)	$—	$(65,357)
Issuance of Series C convertible preferred stock, net of issuance costs of $100	—	—	538	2,200	—	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $24,026	—	—	—	—	—	—	16,560	2	274,052	—	—	—	274,054
Conversion of convertible preferred stock into common stock upon completion of initial public offering	—	—	(37,805)	(136,920)	—	—	17,921	2	136,918	—	—	—	136,920
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	—	—	—	—	—	—	—	—	120	—	—	—	120
Cashless exercise of common stock warrants	—	—	—	—	—	—	16	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	54	—	22	—	—	—	22
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	29	—	444	—	—	—	444
Vesting of early exercise options	—	—	—	—	—	—	—	—	70	—	—	—	70
Stock-based compensation	—	—	—	—	—	—	—	—	4,310	—	—	—	4,310
Net loss	—	—	—	—	—	—	—	—	—	—	(44,355)	—	(44,355)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Balance at December 31, 2020	—	$—	—	$—	—	$—	37,569	$4	$372,764	$(5)	$(66,540)	$—	$306,223
Issuance of common stock in public offerings, net of issuance costs of $11,262	—	—	—	—	—	—	9,980	1	174,676	—	—	—	174,677
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	172	—	930	—	—	—	930
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	33	—	709	—	—	—	709
Vesting of early exercise options	—	—	—	—	—	—	—	—	26	—	—	—	26
Stock-based compensation	—	—	—	—	—	—	—	—	17,056	—	—	—	17,056
Net loss	—	—	—	—	—	—	—	—	—	—	(118,009)	—	(118,009)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(182)	—	—	(182)
Balance at December 31, 2021	—	$—	—	$—	—	$—	47,754	$5	$566,161	$(187)	$(184,549)	$—	$381,430

See accompanying notes.

f-6

Avidity Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(118,009)	$(44,355)	$(24,734)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	639	373	348
Stock-based compensation expense	17,056	4,310	406
Amortization of premiums and discounts on marketable securities, net	179	9	—
Amortization of discounts and loan issuance costs	—	29	71
Gain on disposal of property and equipment	(16)	—	—
Noncash interest expense	—	110	7,027
Change in fair value of preferred warrant liability	—	75	15
Changes in operating assets and liabilities:
Prepaid and other assets	(2,510)	(2,444)	(949)
Accounts payable and accrued liabilities	6,043	5,749	436
Accrued compensation	5,788	1,838	1,010
Operating lease right-of-use assets and liabilities, net	461	289	(80)
Deferred revenue	(4,444)	(3,100)	18,940
Net cash (used in) provided by operating activities	(94,813)	(37,117)	2,490
Cash flows from investing activities
Purchases of marketable securities	(85,357)	(6,693)	—
Maturities of marketable securities	6,580	—	—
Purchases of property and equipment	(3,740)	(1,092)	(235)
Net cash used in investing activities	(82,517)	(7,785)	(235)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, gross	185,939	298,080	—
Payment of issuance costs related to public offerings	(11,262)	(24,026)	—
Proceeds from exercise of stock/unit options, net of repurchases	930	22	65
Proceeds from issuance of common stock under employee stock purchase plan	709	444	—
Payments on long-term debt	—	(4,683)	(2,800)
Distributions to members	—	—	(106)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	2,200	72,623
Proceeds from issuance of convertible notes, net of issuance costs	—	—	19,451
Net cash provided by financing activities	176,316	272,037	89,233
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,014)	227,135	91,488
Cash, cash equivalents and restricted cash at beginning of period	321,713	94,578	3,090
Cash, cash equivalents and restricted cash at end of period	$320,699	$321,713	$94,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$571	$322
Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$12,074	$936	$807
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$220	$118	$43
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$136,920	$—
Issuance of Series C convertible preferred stock upon conversion of outstanding convertible notes	$—	$—	$29,510
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	$—	$120	$—

See accompanying notes.

f-7

Avidity Biosciences, Inc.

Notes to Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Avidity Biosciences, Inc. (the Company or Avidity) is a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates (AOCs). The Company’s proprietary AOC platform is designed to combine the specificity of monoclonal antibodies with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics.

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

Liquidity

On August 6, 2021, the Company completed a public offering of 9,200,000 shares of its common stock at a public offering price of $18.00 per share. The net proceeds from the offering were $155.1 million, after deducting underwriting discounts, commissions and offering costs. On July 2, 2021, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the year ended December 31, 2021, the Company sold 780,549 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $19.6 million, after deducting offering-related transaction costs and commissions. See Note 10 (Stockholders Equity (Deficit)) for more information on the Company’s public offerings.

As of December 31, 2021, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of December 31, 2021, the Company had an accumulated deficit of $184.5 million and cash, cash equivalents and marketable securities of $405.5 million.

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

Marketable Securities

The Company’s marketable securities consist of corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2021, 2020 and 2019.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary impairments recognized for the years ended December 31, 2021, 2020 and 2019.

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

The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2021, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by taxing authorities.

Stock-Based Compensation

Stock-based compensation expense for employee and non-employee stock option grants is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award, and forfeitures are recognized as incurred. Stock-based compensation expense for employee stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss for all periods presented.

Net Loss Per Share/Unit

Basic net loss per share/unit is computed by dividing the net loss by the weighted-average number of common shares/units outstanding for the period, adjusted for the weighted-average number of common shares/units outstanding that are subject to repurchase or forfeiture. The Company has excluded 33,600, 123,285 and 217,524 weighted-average shares/units subject to repurchase or forfeiture from the weighted-average number of common shares/units outstanding for the years ended December 31, 2021, 2020 and 2019, respectively. Diluted net loss per share/unit is computed by dividing the net loss by the weighted-average number of common shares/units and dilutive common stock/unit equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares/units used to calculate basic and diluted shares/units outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share/unit, because to do so would be anti-dilutive, are as follows (in common stock/unit equivalent shares; in thousands):

	December 31,
	2021	2020	2019
Convertible preferred stock	—	—	17,666
Warrant to purchase convertible preferred stock	—	—	8
Warrant to purchase common stock	—	—	9
Common stock options issued and outstanding	5,778	3,788	1,667
Common stock subject to repurchase or forfeiture	15	69	195
ESPP shares pending issuance	3	1	—
Total	5,796	3,858	19,545

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

The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$65,372	$65,372	$—	$—
Negotiable certificates of deposit	3,873	—	3,873	—
Corporate debt securities	15,850	—	15,850	—
Total	$85,095	$65,372	$19,723	$—

		Fair Value Measurements Using
As of December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Negotiable certificates of deposit	$720	$—	$720	$—
Marketable securities:
Corporate debt securities	6,679	—	6,679	—
Total	$7,399	$—	$7,399	$—

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

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 31, 2018	$30
Change in fair value	15
Balance at December 31, 2019	45
Change in fair value	75
Reclassification of warrant liability to stockholders’ equity	(120)
Balance at December 31, 2020	$—

4.	Marketable Securities

The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of December 31, 2021	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$2,492	$—	$(1)	$2,491
Negotiable certificates of deposit	1 or less	1,190	—	(1)	1,189
U.S. Treasury securities	1 - 2	63,034	—	(153)	62,881
Negotiable certificates of deposit	1 - 2	2,687	—	(3)	2,684
Corporate debt securities	1 - 2	15,879	—	(29)	15,850
Total		$85,282	$—	$(187)	$85,095

As of December 31, 2020	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$3,612	$—	$(2)	$3,610
Corporate debt securities	1 - 2	3,072	—	(3)	3,069
Total		$6,684	$—	$(5)	$6,679

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

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through December 31, 2021, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $9.1 million, $6.8 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and had deferred revenue of $11.1 million and $15.8 million as of December 31, 2021 and 2020, respectively. Collaboration receivables related to the Lilly Agreement were $0.9 million and $1.2 million as of December 31, 2021 and 2020, respectively, which are included in prepaid and other assets on the balance sheets.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2019	$18,940
Revenue recognized	(3,100)
Balance at December 31, 2020	15,840
Revenue recognized	(4,732)
Balance at December 31, 2021	$11,108

Concurrently with the execution of the Lilly Agreement, the Company issued a convertible promissory note to Lilly (the Lilly Note). In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the Lilly Note converted into 4,576,342 shares of Series C convertible preferred stock. See Note 8 (Convertible Notes) for further discussion.

Research Agreement with MyoKardia, Inc.

In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized revenue of $0.2 million and $0 for the years ended December 31, 2021 and 2020, respectively.

6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$4,775	$2,928
Computers and software	116	58
Office furniture and equipment	1,398	44
Leasehold improvements	249	417
Property and equipment, gross	6,538	3,447
Less accumulated depreciation	(1,733)	(1,979)
Total property and equipment, net	$4,805	$1,468

Depreciation expense related to property and equipment was $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The 2018 Notes, 2019 Notes and the Lilly Note (collectively, the Notes) represented share settled debt that were accounted for at amortized cost by accreting the Notes to their redemption value over the life of the debt using the effective interest method.  In connection with the Series C financing in November 2019, all outstanding principal and interest accrued under the Notes converted into 6,893,036 shares of Series C convertible preferred stock. The Company recorded interest expense of $6.9 million for the year ended December 31, 2019 for the stated interest rate and the discount at which the Notes converted.
9.	Commitments and Contingencies

Lease Agreements

The Company adopted ASC 842, Leases, as of January 1, 2019. In accordance with ASC 842, the Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception, or as applicable, and accounts for the arrangement under the relevant accounting literature. During the periods presented, the Company was party to various non-cancellable office and laboratory space operating leases and short-term leases. Currently, the Company is only party to a non-cancellable office and laboratory space operating lease. Under the relevant guidance, the Company recognizes operating lease right-of-use (ROU) assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate of 5.5%, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s short-term leases are not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.

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

In June 2020, in accordance with the lease terms applicable at that time, the Company adjusted the ROU asset and liability of the 2014 Lease to conform to the modification terms and recorded an ROU asset and liability for the Temporary Lease upon occupancy. In December 2020, in connection with the lease amendments described above, the Company adjusted the ROU asset and liability of the 2014 Lease and Temporary Lease to conform to the modification terms. In November 2021, the Company recognized an ROU asset and liability related to the New Lease in connection with obtaining control of the asset upon occupancy of the new space.

As of December 31, 2021, the Company’s ROU assets and liabilities related to the New Lease are as follows (in thousands):

ROU assets	$10,784

Lease liabilities, current portion	$1,769
Lease liabilities, net of current portion	9,960
Total lease liabilities	$11,729

As of December 31, 2021, maturities of the lease liabilities due under the New Lease are as follows (in thousands):

Year ending December 31,
2022	$1,769
2023	3,113
2024	3,207
2025	3,303
2026	3,111
Total lease payments	14,503
Less imputed interest	(2,774)
Total operating lease liabilities	11,729
Less lease liabilities, current portion	(1,769)
Lease liabilities, net of current portion	$9,960

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid included in operating cash flows	$234	$163	$382

Rent expense was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating leases	$946	$453	$302
Short-term leases	216	36	6
Total rent expense	$1,162	$489	$308

As of December 31, 2021, the weighted-average remaining term of the Company’s operating lease was 4.9 years.

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

On July 2, 2021, the Company entered into the Sales Agreement with the Sales Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). In addition, the Sales Agreement may be terminated by the Company or the Sales Agent at any time upon ten days’ notice to the other party, or by the Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. During the year ended December 31, 2021, the Company sold 780,549 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $19.6 million, after deducting offering-related transaction costs and commissions.

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

In June 2020, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At December 31, 2021, 2,574,824 shares remain available for issuance under the 2020 Plan.

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

Stock option activity for employee and nonemployee awards and related information is as follows (in thousands, except per share and contractual term data):

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,788	$9.06
Granted	2,671	23.23
Exercised	(172)	5.42
Forfeited/expired	(509)	22.99
Outstanding at December 31, 2021	5,778	$14.49	8.5	$58,950
Vested and expected to vest at December 31, 2021	5,778	$14.49	8.5	$58,950
Exercisable at December 31, 2021	1,885	$8.91	7.8	$29,226

The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at December 31, 2021 and the exercise price of stock options that had strike prices below the closing price. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 were $3.4 million, $0.5 million and $7,000, respectively. The total intrinsic values of options exercised were calculated as the difference between the fair value of the Company’s common stock/units at the time of the option exercise and the exercise price of that stock/unit option.

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 were $16.78, $11.63 and $3.46 per share/unit, respectively.

As of December 31, 2021 and 2020, 15,288 and 69,359, respectively, of the stock options exercised were unvested and subject to repurchase.

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 33,147 and 28,979 shares of common stock under the ESPP during the years ended December 31, 2021 and 2020, respectively. The Company had an outstanding liability of $53,000 at December 31, 2021, which is included in accounts payable and accrued liabilities on the balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of December 31, 2021, 638,563 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes model to determine the fair value of stock/unit option grants and shares purchasable under the ESPP were as follows:

Year Ended December 31,
Stock/Unit Option Grants	2021	2020	2019
Risk-free interest rate	0.5% - 1.3%	0.3% - 1.5%	1.4% - 2.7%
Expected volatility	86% - 88%	88% - 92%	84% - 88%
Expected term (in years)	5.5 - 6.1	5.4 - 6.1	2.0 - 6.1
Expected dividend yield	—%	—%	—%

	Year Ended December 31,
ESPP	2021	2020	2019
Risk-free interest rate	0.1%	0.1% - 0.2%	N/A
Expected volatility	69% - 75%	75% - 96%	N/A
Expected term (in years)	0.5	0.5	N/A
Expected dividend yield	—%	—%	N/A

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

Expected Term. Due to its limited option exercise history not providing a reasonable basis for estimating expected term, the Company has estimated the expected life of its stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected life assumption for employee stock purchases under the ESPP is six months to conform with the six-month ESPP offering period.

Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development expense	$9,228	$1,895	$84
General and administrative expense	7,828	2,415	322
Total stock-based compensation expense	$17,056	$4,310	$406

As of December 31, 2021, the unrecognized compensation cost related to outstanding time-based options was $46.9 million, which is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2021, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following (in thousands):

	December 31,
	2021	2020
Common stock options issued and outstanding	5,778	3,788
Equity awards available for future issuance under equity plans	2,575	2,852
Common stock authorized under the ESPP	639	296
Total	8,992	6,936

11.	Income Taxes

The Company operated as a nontaxable partnership until its conversion on March 31, 2019. The Company had deferred tax assets in existence on March 31, 2019 when the Company became a taxable entity. Deferred tax assets were not recognized due to the uncertainty that such assets will be realized. The Company retained the valuation allowance on the deferred tax assets at December 31, 2019.

No provision for income taxes was recorded for the years ended December 31, 2021, 2020 and 2019.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit) at statutory rates	$(24,784)	$(9,315)	$(5,194)
State income tax, net of federal benefit	(7,868)	(3,004)	(1,057)
Permanent items	210	1	14
Book income for pre-conversion period	—	—	527
Interest on convertible notes	—	—	445
Realized gain on conversion of convertible notes	—	—	958
Reserve for uncertain tax positions	1,170	398	140
Research and development tax credits	(4,792)	(1,639)	(584)
Deferred taxes recognized upon conversion	—	—	(3,076)
Valuation allowance	35,326	13,488	7,827
Other	738	71	—
Income tax expense (benefit)	$—	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are shown below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$41,443	$11,277
Research and development tax credits	5,586	1,855
Deferred revenue	3,117	4,443
Accrued expenses	477	153
Intangibles and fixed assets	2,137	2,483
Lease liability	3,291	263
Stock-based compensation	3,668	969
Total deferred tax assets	59,719	21,443
Less valuation allowance	(56,693)	(21,316)
Net deferred tax assets	3,026	127
Deferred tax liabilities:
Right-of-use asset	(3,026)	(127)
Total deferred tax liabilities	(3,026)	(127)
Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be released. The change in the valuation allowance was an increase of $35.4 million and $13.5 million for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had federal and state net operating loss (NOL) carryforwards of $147.9 million and $147.7 million, respectively. On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing U.S. businesses. Under the CARES Act, the Internal Revenue Code of 1986, as amended (IRC) was amended to allow for federal NOLs to be carried back for five years to offset previous years’ income or carried forward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter. The state NOLs begin to expire in 2039 unless previously utilized.

At December 31, 2021, the Company had federal and state research and development tax credits of $4.7 million and $2.6 million, respectively. The federal research and development tax credits begin to expire in 2039 unless previously utilized, and the state credits carry forward indefinitely. At December 31, 2021, the Company had federal orphan drug tax credits of $0.7 million, which begin to expire in 2041.

Pursuant to IRC Section 382 and Section 383, the Company’s ability to use NOL and R&D tax credit carryforwards (tax attribute carryforwards) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 have occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income taxes in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets, along with the corresponding valuation allowance, associated with such tax attributes could be significantly reduced upon an ownership change within the meaning of IRC Section 382. Due to the existence of the valuation allowance, changes in the Company’s deferred tax assets from any such limitation will not impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$671	$156
Increases related to current year positions	1,283	446
Increases related to prior year positions	42	62
Other true up	—	7
Gross unrecognized tax benefits at the end of the year	$1,996	$671

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2021 or 2020.

As of December 31, 2021, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by U.S. federal and various state taxing authorities.

12.	COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the continued spread of COVID-19 and the measures taken by the governmental authorities, and its impact on the Company’s preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted, particularly as the Company advances its product candidates into and through clinical development. In December 2021, the Company began to transition to a hybrid model with its employees generally working both remotely and onsite, and the Company anticipates it will continue to use this model going forward. To date, the Company has not experienced material disruptions in its business operations. However, a prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.
13.	Subsequent Events

From January 1, 2022 through March 1, 2022, the Company sold 1,100,000 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $16.9 million, after deducting offering-related transaction costs and commissions.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/16/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	6/16/2020	3.2

4.1	Form of Common Stock Certificate.	S-1	5/22/2020	4.1

4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among the Registrant and certain of its stockholders.	S-1	5/22/2020	4.2

4.3	Description of Registered Securities	10-K	3/15/2021	4.3

10.1#	Avidity Biosciences, Inc. 2013 Amended and Restated Equity Incentive Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1	5/22/2020	10.1

10.2#	Avidity Biosciences, Inc. 2020 Incentive Award Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1/A	6/8/2020	10.2

10.3#	Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	6/8/2020	10.3

10.4#	Non-Employee Director Compensation Program.	10-K	3/15/2021	10.4

10.5#	Employment Letter Agreement, dated May 15, 2020, by and between Sarah Boyce and the Registrant.	S-1	5/22/2020	10.5

10.6#	Employment Letter Agreement, dated May 15, 2020, by and between Joseph Baroldi and the Registrant.	S-1	5/22/2020	10.6

10.7#	Employment Letter Agreement, dated May 15, 2020, by and between Arthur A. Levin, Ph.D. and the Registrant.	S-1	5/22/2020	10.7

10.8#	Employment Letter Agreement, dated May 14, 2020, by and between Michael F. MacLean and the Registrant.	S-1	5/22/2020	10.8

10.9#	Employment Agreement, dated July 6, 2020, by and between Jae B. Kim, M.D. and the Registrant.	10-Q	11/10/2020	10.1

10.10#	Employment Agreement, dated December 8, 2020, by and between W. Michael Flanagan, Ph.D. and the Registrant.	10-K	3/15/2021	10.10

10.11#	General Release of Claims, dated August 30, 2021, by and between Avidity Biosciences, Inc. and Jae B. Kim, M.D.	10-Q	11/9/2021	10.2

10.12#	Consulting Agreement, dated January 22, 2022, by and between Joseph Baroldi and the Registrant				X

10.13#	Form of Indemnification Agreement for Directors and Officers.	S-1	5/22/2020	10.11

10.14†	Research Collaboration and License Agreement, dated April 17, 2019, by and between Eli Lilly and Company and the Registrant.	S-1	5/22/2020	10.12

10.15	Lease Agreement, dated March 31, 2014, as amended, by and between ARE-10933 North Torrey Pines, LLC and the Registrant.	S-1/A	6/8/2020	10.14

10.16	Amended and Restated Lease Agreement, dated December 18, 2020, by and between ARE-SD Region No. 44, LLC and the Registrant.	10-K	3/15/2021	10.14

10.17	Sales Agreement, dated July 2, 2021, between Avidity Biosciences, Inc. and Cowen and Company, LLC	8-K	7/2/2021	1.1

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.				X

31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

#	Indicates management contract or compensatory plan.
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

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sarah Boyce Sarah Boyce	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022

/s/ Michael F. MacLean Michael F. MacLean	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ Troy Wilson Troy Wilson, Ph.D., J.D.	Chairman of the Board of Directors	March 1, 2022

/s/ Carsten Boess Carsten Boess	Director	March 1, 2022

/s/ Noreen Henig	Director	March 1, 2022
Noreen Henig, M.D.

/s/ Edward Kaye Edward Kaye, M.D.	Director	March 1, 2022

/s/ Jean Kim Jean Kim	Director	March 1, 2022

/s/ Eric Mosbrooker Eric Mosbrooker	Director	March 1, 2022

/s/ Tamar Thompson Tamar Thompson	Director	March 1, 2022