Form 10-Q
period 2022-03-31
Avidity Biosciences, Inc.
filed 2022-05-10
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39321

Avidity Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1336960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10578 Science Center Drive, Suite 125 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 401-7900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RNA	The Nasdaq Global Market

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

As of April 21, 2022, the registrant had 49,763,363 shares of common stock outstanding.

Avidity Biosciences, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

Avidity Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except par value)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,262	$320,448
Marketable securities	257,809	85,095
Prepaid and other assets	7,729	5,598
Total current assets	404,800	411,141
Property and equipment, net	5,029	4,805
Restricted cash	501	251
Right-of-use asset	10,257	10,784
Other assets	548	599
Total assets	$421,135	$427,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,821	$14,085
Accrued compensation	4,241	8,940
Lease liabilities, current portion	2,544	1,769
Deferred revenue, current portion	5,314	4,864
Total current liabilities	30,920	29,658
Lease liabilities, net of current portion	9,347	9,960
Deferred revenue, net of current portion	5,160	6,532
Total liabilities	45,427	46,150
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares – 40,000; issued and outstanding shares – none	—	—
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 49,281 and 47,754 at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	596,513	566,161
Accumulated other comprehensive loss	(2,026)	(187)
Accumulated deficit	(218,784)	(184,549)
Total stockholders’ equity	375,708	381,430
Total liabilities and stockholders’ equity	$421,135	$427,580

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$1,795	$2,704
Operating expenses:
Research and development	27,688	20,677
General and administrative	8,567	5,884
Total operating expenses	36,255	26,561
Loss from operations	(34,460)	(23,857)
Other income (expense):
Interest income	250	16
Other expense	(25)	(3)
Total other income	225	13
Net loss	(34,235)	(23,844)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(1,839)	2
Comprehensive loss	$(36,074)	$(23,842)
Net loss per share, basic and diluted	$(0.71)	$(0.64)
Weighted-average shares outstanding, basic and diluted	48,246	37,521

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock upon exercise of stock options	7	—	10	—	—	10
Vesting of early exercise options	—	—	1	—	—	1
Issuance of common stock in public offerings, net of issuance costs of $745	1,520	—	24,103	—	—	24,103
Stock-based compensation	—	—	6,238	—	—	6,238
Net loss	—	—	—	—	(34,235)	(34,235)
Other comprehensive loss	—	—	—	(1,839)	—	(1,839)
Balance at March 31, 2022	49,281	$5	$596,513	$(2,026)	$(218,784)	$375,708

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	37,569	$4	$372,764	$(5)	$(66,540)	$306,223
Issuance of common stock upon exercise of stock options	31	—	24	—	—	24
Vesting of early exercise options	—	—	10	—	—	10
Stock-based compensation	—	—	3,701	—	—	3,701
Net loss	—	—	—	—	(23,844)	(23,844)
Other comprehensive gain	—	—	—	2	—	2
Balance at March 31, 2021	37,600	$4	$376,499	$(3)	$(90,384)	$286,116

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(34,235)	$(23,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	314	108
Stock-based compensation expense	6,238	3,701
Amortization of premiums and discounts on marketable securities, net	164	40
Gain on disposal of property and equipment	—	(16)
Changes in operating assets and liabilities:
Prepaid and other assets	(2,080)	(491)
Accounts payable and accrued liabilities	4,957	2,390
Accrued compensation	(4,699)	(407)
Operating lease right-of-use assets and liabilities, net	689	150
Deferred revenue	(922)	(1,312)
Net cash used in operating activities	(29,574)	(19,681)
Cash flows from investing activities
Purchases of marketable securities	(174,717)	—
Purchases of property and equipment	(758)	(525)
Net cash used in investing activities	(175,475)	(525)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, gross	24,848	—
Payment of issuance costs related to public offerings	(745)	—
Proceeds from exercise of stock options	10	17
Net cash provided by financing activities	24,113	17
Net decrease in cash, cash equivalents and restricted cash	(180,936)	(20,189)
Cash, cash equivalents and restricted cash at beginning of period	320,699	321,713
Cash, cash equivalents and restricted cash at end of period	$139,763	$301,524

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$—	$286
Receivables from stock option exercises included in prepaid and other assets	$—	$7

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

Liquidity

On June 16, 2020, the Company completed its initial public offering (IPO) in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were $274.1 million. On August 6, 2021, the Company completed a public offering of 9,200,000 shares of its common stock at a public offering price of $18.00 per share. The net proceeds from the offering were $155.1 million, after deducting underwriting discounts, commissions and offering costs. On July 2, 2021, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through March 31, 2022, the Company has sold 2,300,490 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $43.7 million, after deducting offering-related transaction costs and commissions. See Note 8 (Stockholders Equity) for more information on the Company’s equity offerings.

To date, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of March 31, 2022, the Company had an accumulated deficit of $218.8 million and cash, cash equivalents and marketable securities of $397.1 million.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 1, 2022.

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

Marketable Securities

The Company’s marketable securities primarily consist of U.S. Government and corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses during any of the periods presented.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 13,976 and 58,154 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended March 31, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2022	2021
Common stock options issued and outstanding	8,284	5,523
Common stock subject to repurchase or forfeiture	13	48
ESPP shares pending issuance	23	13
Total	8,320	5,584

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

The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of March 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$231,256	$231,256	$—	$—
U.S. Government agency securities	4,949	—	4,949	—
Negotiable certificates of deposit	3,830	—	3,830	—
Corporate debt securities	17,774	—	17,774	—
Total	$257,809	$231,256	$26,553	$—

		Fair Value Measurements Using
As of December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$65,372	$65,372	$—	$—
Negotiable certificates of deposit	3,873	—	3,873	—
Corporate debt securities	15,850	—	15,850	—
Total	$85,095	$65,372	$19,723	$—

4.	Marketable Securities

The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of March 31, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$185,203	$1	$(641)	$184,563
U.S. Government agency securities	1 or less	2,500	—	(21)	2,479
Negotiable certificates of deposit	1 or less	1,676	—	(8)	1,668
Corporate debt securities	1 or less	3,056	—	(35)	3,021
U.S. Treasury securities	1 - 2	47,689	—	(996)	46,693
U.S. Government agency securities	1 - 2	2,500	—	(30)	2,470
Negotiable certificates of deposit	1 - 2	2,197	—	(35)	2,162
Corporate debt securities	1 - 2	15,014	—	(261)	14,753
Total		$259,835	$1	$(2,027)	$257,809

As of December 31, 2021	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$2,492	$—	$(1)	$2,491
Negotiable certificates of deposit	1 or less	1,190	—	(1)	1,189
U.S. Treasury securities	1 - 2	63,034	—	(153)	62,881
Negotiable certificates of deposit	1 - 2	2,687	—	(3)	2,684
Corporate debt securities	1 - 2	15,879	—	(29)	15,850
Total		$85,282	$—	$(187)	$85,095

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

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through March 31, 2022, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $1.7 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively, and had deferred revenue of $10.3 million and $11.1 million as of March 31, 2022 and December 31, 2021, respectively. Collaboration receivables related to the Lilly Agreement were $0.9 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively, which are included in prepaid and other assets on the condensed balance sheets.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2021	$11,108
Revenue recognized	(831)
Balance at March 31, 2022	$10,277

Research Agreement with MyoKardia, Inc.

In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized revenue of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$4,987	$4,775
Computers and software	116	116
Office furniture and equipment	1,724	1,398
Leasehold improvements	249	249
Property and equipment, gross	7,076	6,538
Less accumulated depreciation	(2,047)	(1,733)
Total property and equipment, net	$5,029	$4,805

Depreciation expense related to property and equipment was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

7.	Commitments and Contingencies

Lease Agreements

The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception, or as applicable, and accounts for the arrangement under the relevant accounting literature. During the periods presented, the Company was party to various non-cancellable office and laboratory space operating leases and short-term leases. Currently, the Company is only party to a non-cancellable office and laboratory space operating lease. Under the relevant guidance, the Company recognizes operating lease right-of-use (ROU) assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Short-term leases are not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.

As of March 31, 2022, future minimum payments for the Company’s operating lease liabilities are as follows (in thousands):

Year ending December 31,
2022 (remaining)	$1,769
2023	3,113
2024	3,207
2025	3,303
2026	3,111
Total lease payments	14,503
Less imputed interest	(2,612)
Total operating lease liabilities	11,891
Less lease liabilities, current portion	(2,544)
Lease liabilities, net of current portion	$9,347

Cash paid for amounts included in the measurement of operating lease liabilities was $0 for the three months ended March 31, 2022 and 2021.

Rent expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating leases	$689	$150
Short-term leases	—	9
Total rent expense	$689	$159

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

On July 2, 2021, the Company entered into the Sales Agreement with the Sales Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). In addition, the Sales Agreement may be terminated by the Company or the Sales Agent at any time upon ten days’ notice to the other party, or by the Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. During the three months ended March 31, 2022, the Company sold 1,519,941 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $24.1 million, after deducting offering-related transaction costs and commissions. Through March 31, 2022, the Company has sold 2,300,490 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $43.7 million, after deducting offering-related transaction costs and commissions.

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

In June 2020, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At March 31, 2022, 2,449,129 shares remain available for issuance under the 2020 Plan.

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

Stock option activity for employee and nonemployee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2021	5,778	$14.49
Granted	2,655	14.95
Exercised	(7)	1.48
Forfeited/expired	(142)	22.26
Outstanding at March 31, 2022	8,284	$14.51

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 were $10.71 and $16.89 per share, respectively.

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2022 and 2021, respectively. The Company had an outstanding liability of

$0.4 million at March 31, 2022, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of March 31, 2022, 638,563 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Three Months Ended March 31,
Stock Option Grants	2022	2021
Risk-free interest rate	1.5% - 1.9%	0.5% - 1.1%
Expected volatility	85%	88%
Expected term (in years)	6.0 - 6.1	5.8 - 6.1
Expected dividend yield	—%	—%

Three Months Ended March 31,
ESPP	2022	2021
Risk-free interest rate	N/A	N/A
Expected volatility	N/A	N/A
Expected term (in years)	N/A	N/A
Expected dividend yield	N/A	N/A

For the three months ended March 31, 2022 and 2021, the Company did not commence any new ESPP offerings that required valuation.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$3,266	$2,010
General and administrative expense	2,972	1,691
Total stock-based compensation expense	$6,238	$3,701

As of March 31, 2022, the unrecognized compensation cost related to outstanding time-based options was $68.4 million, which is expected to be recognized over a weighted-average period of 3.0 years. As of March 31, 2022, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9.	COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the continued spread of COVID-19 and the measures taken by the governmental authorities, and its impact on the Company’s preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted, particularly as the Company advances its product candidates into and through clinical development. In December 2021, the Company transitioned to a hybrid model with its employees generally working both remotely and onsite, and the Company anticipates it will continue to use this model going forward. To date, the Company has not experienced material disruptions in its business operations. However, a prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.
10.	Subsequent Events

From April 1, 2022 through May 10, 2022, the Company sold 482,220 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $9.2 million, after deducting offering-related transaction costs and commissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 1, 2022.

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

Overview

We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and we expect to have three muscle programs in clinical development by the end of 2022. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, or DM1, a rare monogenic muscle disease. AOC 1001 has commenced clinical testing with the ongoing Phase 1/2 MARINA trial, a trial designed to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously in adults with DM1. The Part A single dose cohort of MARINA is fully enrolled, and dosing is complete. In Part A, there were no serious adverse events observed and any adverse events were mild to moderate. The Part B multidose cohort is now enrolling. In the fourth quarter of 2022, we plan to conduct a preliminary assessment of safety, tolerability and key biomarkers in approximately half of the trial participants. The U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, have granted Orphan Designation for AOC 1001. The FDA has also granted Fast Track Designation to AOC 1001 for the treatment of DM1.

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

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. In August 2021, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $18.00 per share, for aggregate net proceeds of $155.1 million, after deducting underwriting discounts, commissions and offering costs. In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through March 31, 2022, we have sold 2,300,490 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $43.7 million, after deducting offering-related transaction costs and commissions. Since our inception through March 31, 2022, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes and $36.1 million from funding under collaboration and research services agreements. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $397.1 million.

We have incurred operating losses in each year since inception. Our net losses were $118.0 million and $44.4 million for the years ended December 31, 2021 and 2020, respectively, and $34.2 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $218.8 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

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

COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the continued spread of COVID-19 and the measures taken by the governmental authorities, and its impact on our preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted, particularly as we advance our product candidates into and through clinical development. In December 2021, we transitioned to a hybrid model with our employees generally working both remotely and onsite, and we anticipate we will continue to use this model going forward. To date, we have not experienced material disruptions in our business operations. However, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing of and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidates and raise additional capital.

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

	Three Months Ended March 31,
	2022	2021
External costs	$14,583	$12,378
Internal costs:
Employee-related expenses	10,182	6,473
Facilities, lab supplies and other costs	2,923	1,826
Total internal costs	13,105	8,299
Total research and development expenses	$27,688	$20,677

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

We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development and other corporate activities.

Other Income (Expense)

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Increase
	2022	2021	(decrease)
Revenue	$1,795	$2,704	$(909)
Research and development expenses	27,688	20,677	7,011
General and administrative expenses	8,567	5,884	2,683
Other income (expense)	225	13	212

Revenue

Revenue was $1.8 million for the three months ended March 31, 2022 compared to $2.7 million for the three months ended March 31, 2021. Revenue during both periods was primarily derived from the Lilly Agreement. The decrease was primarily due to timing of reimbursable collaboration-related research and development expenses resulting in the recognition of lower corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $27.7 million for the three months ended March 31, 2022 compared to $20.7 million for the three months ended March 31, 2021. The increase was primarily driven by the advancement of AOC 1001, AOC 1044 and AOC 1020, as well as costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the three months ended March 31, 2022 compared to $5.9 million for the three months ended March 31, 2021. The increase was primarily due to higher personnel costs and professional fees to support our expanded operations.

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

In July 2021, we entered into the Sales Agreement with the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through March 31, 2022, we have sold 2,300,490 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $43.7 million, after deducting offering-related transaction costs and commissions. From April 1, 2022 through May 10, 2022, we sold 482,220 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $9.2 million, after deducting offering-related transaction costs and commissions. Since our inception through March 31, 2022, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes and $36.1 million from funding under collaboration and research services agreements.

Future Capital Requirements

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $397.1 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(29,574)	$(19,681)
Investing activities	(175,475)	(525)
Financing activities	24,113	17
Net decrease in cash, cash equivalents and restricted cash	$(180,936)	$(20,189)

Operating Activities

Net cash used in operating activities was $29.6 million for the three months ended March 31, 2022, which consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044 and AOC 1020. Net cash used in operating activities was $19.7 million for the three months ended March 31, 2021, which consisted primarily of cash used to fund our operations related to the development of AOC 1001 and our other programs.

Investing Activities

Net cash used in investing activities was $175.5 million for the three months ended March 31, 2022, which consisted primarily of cash used to purchase marketable securities and property and equipment. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2021, which consisted primarily of cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities was $24.1 million for the three months ended March 31, 2022, which consisted primarily of net proceeds from sales of our common stock made pursuant to the Sales Agreement. Net cash provided by financing activities was $17,000 for the three months ended March 31, 2021, which consisted primarily of proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Contractual Obligations and Commitments

As of March 31, 2022, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, there have been no material changes in our market risk from that described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In January 2022, we completed the implementation of a new enterprise resource planning (ERP) system to improve certain operational and financial processes. Accordingly, we modified the design and operation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP system implementation changes described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

As of March 31, 2022, we have used approximately $77.9 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020. We have invested a portion of the remaining proceeds from our IPO in short- and intermediate-term, investment-grade, interest-bearing securities.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	6/16/2020	3.2
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
10.1#	Employment Letter Agreement, dated August 14, 2020, by and between Teresa McCarthy and Avidity Biosciences, Inc.				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

Avidity Biosciences, Inc.

Date: May 10, 2022	By:	/s/ Sarah Boyce
Sarah Boyce
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Michael F. MacLean
Michael F. MacLean
Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)