Form 10-Q
period 2022-06-30
Avidity Biosciences, Inc.
filed 2022-08-09
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of July 25, 2022, the registrant had 52,127,032 shares of common stock outstanding.

Avidity Biosciences, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

Avidity Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except par value)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,106	$320,448
Marketable securities	273,112	85,095
Prepaid and other assets	6,033	5,598
Total current assets	404,251	411,141
Property and equipment, net	6,137	4,805
Restricted cash	251	251
Right-of-use asset	9,747	10,784
Other assets	415	599
Total assets	$420,801	$427,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$20,552	$14,085
Accrued compensation	4,687	8,940
Lease liabilities, current portion	3,068	1,769
Deferred revenue, current portion	5,380	4,864
Total current liabilities	33,687	29,658
Lease liabilities, net of current portion	8,753	9,960
Deferred revenue, net of current portion	4,010	6,532
Total liabilities	46,450	46,150
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 52,081 and 47,754 at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	641,806	566,161
Accumulated other comprehensive loss	(2,986)	(187)
Accumulated deficit	(264,474)	(184,549)
Total stockholders’ equity	374,351	381,430
Total liabilities and stockholders’ equity	$420,801	$427,580

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$2,178	$2,607	$3,973	$5,311
Operating expenses:
Research and development	39,789	22,706	67,477	43,383
General and administrative	8,688	6,268	17,255	12,152
Total operating expenses	48,477	28,974	84,732	55,535
Loss from operations	(46,299)	(26,367)	(80,759)	(50,224)
Other income (expense):
Interest income	611	16	861	32
Other expense	(2)	(2)	(27)	(5)
Total other income	609	14	834	27
Net loss	(45,690)	(26,353)	(79,925)	(50,197)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(960)	3	(2,799)	5
Comprehensive loss	$(46,650)	$(26,350)	$(82,724)	$(50,192)
Net loss per share, basic and diluted	$(0.92)	$(0.70)	$(1.63)	$(1.34)
Weighted-average shares outstanding, basic and diluted	49,927	37,583	49,091	37,552

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock upon exercise of stock options	7	—	10	—	—	10
Vesting of early exercise options	—	—	1	—	—	1
Issuance of common stock in public offerings, net of issuance costs of $745	1,520	—	24,103	—	—	24,103
Stock-based compensation	—	—	6,238	—	—	6,238
Net loss	—	—	—	—	(34,235)	(34,235)
Other comprehensive loss	—	—	—	(1,839)	—	(1,839)
Balance at March 31, 2022	49,281	$5	$596,513	$(2,026)	$(218,784)	$375,708
Issuance of common stock upon exercise of stock options	5	—	4	—	—	4
Issuance of common stock in public offerings, net of issuance costs of $1,184	2,746	—	38,281	—	—	38,281
Issuance of common stock under employee stock purchase plan	49	—	499	—	—	499
Vesting of early exercise options	—	—	1	—	—	1
Stock-based compensation	—	—	6,508	—	—	6,508
Net loss	—	—	—	—	(45,690)	(45,690)
Other comprehensive loss	—	—	—	(960)	—	(960)
Balance at June 30, 2022	52,081	$5	$641,806	$(2,986)	$(264,474)	$374,351

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	37,569	$4	$372,764	$(5)	$(66,540)	$306,223
Issuance of common stock upon exercise of stock options	31	—	24	—	—	24
Vesting of early exercise options	—	—	10	—	—	10
Stock-based compensation	—	—	3,701	—	—	3,701
Net loss	—	—	—	—	(23,844)	(23,844)
Other comprehensive gain	—	—	—	2	—	2
Balance at March 31, 2021	37,600	$4	$376,499	$(3)	$(90,384)	$286,116
Issuance of common stock upon exercise of stock options	51	—	98	—	—	98
Issuance of common stock under employee stock purchase plan	14	—	318	—	—	318
Vesting of early exercise options	—	—	9	—	—	9
Stock-based compensation	—	—	4,289	—	—	4,289
Net loss	—	—	—	—	(26,353)	(26,353)
Other comprehensive gain	—	—	—	3	—	3
Balance at June 30, 2021	37,665	$4	$381,213	$—	$(116,737)	$264,480

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(79,925)	$(50,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	636	255
Stock-based compensation expense	12,746	7,990
Amortization of premiums and discounts on marketable securities, net	223	69
Gain on disposal of property and equipment	—	(16)
Changes in operating assets and liabilities:
Prepaid and other assets	(251)	(4,394)
Accounts payable and accrued liabilities	6,582	579
Accrued compensation	(4,253)	151
Operating lease right-of-use assets and liabilities, net	1,128	299
Deferred revenue	(2,006)	(2,552)
Net cash used in operating activities	(65,120)	(47,816)
Cash flows from investing activities
Maturities of marketable securities	21,525	3,580
Purchases of marketable securities	(212,564)	—
Purchases of property and equipment	(2,080)	(1,233)
Net cash (used in) provided by investing activities	(193,119)	2,347
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, gross	64,313	—
Payment of issuance costs related to public offerings	(1,929)	—
Proceeds from issuance of common stock under employee stock purchase plan	499	318
Proceeds from exercise of stock options	14	122
Payment of deferred financing costs	—	(10)
Net cash provided by financing activities	62,897	430
Net decrease in cash, cash equivalents and restricted cash	(195,342)	(45,039)
Cash, cash equivalents and restricted cash at beginning of period	320,699	321,713
Cash, cash equivalents and restricted cash at end of period	$125,357	$276,674

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$—	$90
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$—	$94

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

Liquidity

On June 16, 2020, the Company completed its initial public offering (IPO) in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were $274.1 million. On August 6, 2021, the Company completed a public offering of 9,200,000 shares of its common stock at a public offering price of $18.00 per share. The net proceeds from the offering were $155.1 million, after deducting underwriting discounts, commissions and offering costs. On July 2, 2021, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through June 30, 2022, the Company has sold 5,046,860 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $82.0 million, after deducting offering-related transaction costs and commissions. See Note 8 (Stockholders Equity) for more information on the Company’s equity offerings.

To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of June 30, 2022, the Company had an accumulated deficit of $264.5 million and cash, cash equivalents and marketable securities of $398.2 million.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The Company’s condensed financial statements are prepared in accordance with GAAP, which requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to revenue recognition, stock-based compensation, and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

See Note 4 (Marketable Securities) for further information.

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

Property and Equipment, net

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses in any of the periods presented in these condensed financial statements.

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

Upfront and milestone payments to acquire contractual rights to licensed technology are expensed when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 11,449 and 38,118 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended June 30, 2022 and 2021, respectively, and 12,705 and 48,080 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the six months ended June 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	June 30,
	2022	2021
Common stock options issued and outstanding	8,636	5,766
Common stock subject to repurchase or forfeiture	10	30
ESPP shares pending issuance	4	2
Total	8,650	5,798

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 326), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates (ASUs) to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company was a smaller reporting company at the determination date, and therefore the new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its financial statements and related disclosures.

3.	Fair Value Measurements

The Company determines the fair value of its marketable securities based on one or more valuations from its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

The following tables summarize the Company’s marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of June 30, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$247,249	$247,249	$—	$—
U.S. Government agency securities	4,928	—	4,928	—
Negotiable certificates of deposit	3,798	—	3,798	—
Corporate debt securities	17,137	—	17,137	—
Total	$273,112	$247,249	$25,863	$—

		Fair Value Measurements Using
As of December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$65,372	$65,372	$—	$—
Negotiable certificates of deposit	3,873	—	3,873	—
Corporate debt securities	15,850	—	15,850	—
Total	$85,095	$65,372	$19,723	$—

4.	Marketable Securities

The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of June 30, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$197,630	$—	$(1,395)	$196,235
U.S. Government agency securities	1 or less	5,000	—	(72)	4,928
Negotiable certificates of deposit	1 or less	2,647	—	(34)	2,613
Corporate debt securities	1 or less	12,839	—	(211)	12,628
U.S. Treasury securities	1 - 2	52,114	—	(1,100)	51,014
Negotiable certificates of deposit	1 - 2	1,224	—	(39)	1,185
Corporate debt securities	1 - 2	4,644	—	(135)	4,509
Total		$276,098	$—	$(2,986)	$273,112

As of December 31, 2021	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$2,492	$—	$(1)	$2,491
Negotiable certificates of deposit	1 or less	1,190	—	(1)	1,189
U.S. Treasury securities	1 - 2	63,034	—	(153)	62,881
Negotiable certificates of deposit	1 - 2	2,687	—	(3)	2,684
Corporate debt securities	1 - 2	15,879	—	(29)	15,850
Total		$85,282	$—	$(187)	$85,095

The unrealized losses on the Company’s marketable securities of $3.0 million as of June 30, 2022 were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those marketable securities to be other-than-temporarily impaired at June 30, 2022. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2022.

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

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through June 30, 2022, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $2.1 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively, and had deferred revenue of $9.2 million and $11.1 million as of June 30, 2022 and December 31, 2021, respectively. Collaboration receivables related to the Lilly Agreement were $1.1 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively, which are included in prepaid and other assets on the condensed balance sheets.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2021	$11,108
Revenue recognized	(1,875)
Balance at June 30, 2022	$9,233

Research Agreement with MyoKardia, Inc.

In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized revenue of $40.5 thousand and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

6.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$5,566	$4,775
Computers and software	116	116
Office furniture and equipment	2,575	1,398
Leasehold improvements	249	249
Property and equipment, gross	8,506	6,538
Less accumulated depreciation	(2,369)	(1,733)
Total property and equipment, net	$6,137	$4,805

Depreciation expense related to property and equipment was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
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

As of June 30, 2022, future minimum payments for the Company’s operating lease liabilities are as follows (in thousands):

Year ending December 31,
2022 (remaining)	$1,519
2023	3,113
2024	3,207
2025	3,303
2026	3,111
Total lease payments	14,253
Less imputed interest	(2,432)
Total operating lease liabilities	11,821
Less lease liabilities, current portion	(3,068)
Lease liabilities, net of current portion	$8,753

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid included in operating cash flows	$251	$—

Rent expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases	$690	$149	$1,379	$299
Short-term leases	—	72	—	81
Total rent expense	$690	$221	$1,379	$380

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

Amended and Restated Certificate of Incorporation

On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. There was no preferred stock issued for any of the periods presented in the condensed financial statements.

Common Stock

On June 16, 2020, the Company completed its IPO in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were $274.1 million.

On July 2, 2021, the Company entered into the Sales Agreement with the Sales Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). In addition, the Sales Agreement may be terminated by the Company or the Sales Agent at any time upon ten days’ notice to the other party, or by the Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. During the six months ended June 30, 2022, the Company sold 4,266,311 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $62.4 million, after deducting offering-related transaction costs and commissions. Through June 30, 2022, the Company has sold 5,046,860 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $82.0 million, after deducting offering-related transaction costs and commissions. See Note 10 (Subsequent Events) for information on additional shares sold after June 30, 2022.

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

In June 2020, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At June 30, 2022, 2,092,732 shares remain available for issuance under the 2020 Plan.

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

Stock option activity for employee and nonemployee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2021	5,778	$14.49
Granted	3,028	14.95
Exercised	(12)	1.19
Forfeited/expired	(158)	22.02
Outstanding at June 30, 2022	8,636	$14.53

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 were $10.71 and $17.08 per share, respectively.

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 48,760 and 14,235 shares of common stock under the ESPP during the six months ended June 30, 2022 and 2021, respectively. The Company had an outstanding liability of $40.2 thousand at June 30, 2022, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of June 30, 2022, 589,803 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Six Months Ended June 30,
Stock Option Grants	2022	2021
Risk-free interest rate	1.5%-3.4%	0.5% - 1.2%
Expected volatility	85%	87%-88%
Expected term (in years)	5.5-6.1	5.5 - 6.1
Expected dividend yield	—%	—%

	Six Months Ended June 30,
ESPP	2022	2021
Risk-free interest rate	2.2%	0.1%
Expected volatility	79%	75%
Expected term (in years)	0.5	0.5
Expected dividend yield	—%	—%

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$3,531	$2,487	$6,797	$4,497
General and administrative expense	2,977	1,802	5,949	3,493
Total stock-based compensation expense	$6,508	$4,289	$12,746	$7,990

As of June 30, 2022, the unrecognized compensation cost related to outstanding time-based options was $65.8 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of June 30, 2022, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.
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

From July 1, 2022 through August 9, 2022, the Company sold 1,042,300 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $18.7 million, after deducting offering-related transaction costs and commissions.

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

Overview

We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and we expect to have three muscle programs in clinical development by the end of 2022. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, or DM1, a rare monogenic muscle disease. AOC 1001 is currently in clinical testing with the ongoing Phase 1/2 MARINA trial, a trial designed to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously in adults with DM1. The Part A single dose cohort of MARINA is fully enrolled, and dosing is complete. In Part A, there were no serious adverse events observed and any adverse events were mild to moderate. We are continuing to enroll patients in the Part B multidose cohort. In the fourth quarter of 2022, we plan to conduct a preliminary assessment of safety, tolerability and key biomarkers in approximately half of the trial participants from the MARINA study. In July, we announced the initiation of the Phase 2 MARINA open-label extension study, or MARINA-OLE. The MARINA-OLE is a two-year study that will continue to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and efficacy of AOC 1001 in patients that previously enrolled in the Phase 1/2 MARINA trial. The U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, have granted Orphan Designation for AOC 1001. The FDA has also granted Fast Track Designation to AOC 1001 for the treatment of DM1.

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

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, of 16,560,000 shares of our common stock at a price to the public of $18.00 per share, including the exercise in full by the underwriters of their option to purchase 2,160,000 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. In August 2021, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $18.00 per share, for aggregate net proceeds of $155.1 million, after deducting underwriting discounts, commissions and offering costs. In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through June 30, 2022, we have sold 5,046,860 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $82.0 million, after deducting offering-related transaction costs and commissions. Since our inception through June 30, 2022, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes and $37.0 million from funding under collaboration and research services agreements. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $398.2 million.

We have incurred operating losses in each year since inception. Our net losses were $118.0 million and $44.4 million for the years ended December 31, 2021 and 2020, respectively, and $79.9 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $264.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External costs	$24,125	$12,304	$38,708	$24,682
Internal costs:
Employee-related expenses	10,991	7,561	21,173	14,034
Facilities, lab supplies and other costs	4,673	2,841	7,596	4,667
Total internal costs	15,664	10,402	28,769	18,701
Total research and development expenses	$39,789	$22,706	$67,477	$43,383

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Increase
	2022	2021	(decrease)
Revenue	$2,178	$2,607	$(429)
Research and development expenses	39,789	22,706	17,083
General and administrative expenses	8,688	6,268	2,420
Other income	609	14	595

Revenue

Revenue was $2.2 million for the three months ended June 30, 2022 compared to $2.6 million for the three months ended June 30, 2021. Revenue during both periods was primarily derived from the Lilly Agreement. The decrease was primarily due to a decrease in direct reimbursable collaboration-related expenses resulting in lower corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $39.8 million for the three months ended June 30, 2022 compared to $22.7 million for the three months ended June 30, 2021. The increase was primarily driven by the advancement of AOC 1001, AOC 1044 and AOC 1020, as well as internal and external costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the three months ended June 30, 2022 compared to $6.3 million for the three months ended June 30, 2021. The increase was primarily due to higher personnel costs and professional fees as well as facilities costs to support our expanded operations.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,		Increase
	2022	2021	(decrease)
Revenue	$3,973	$5,311	$(1,338)
Research and development expenses	67,477	43,383	24,094
General and administrative expenses	17,255	12,152	5,103
Other income	834	27	807

Revenue

Revenue was $4.0 million for the six months ended June 30, 2022 compared to $5.3 million for the six months ended June 30, 2021. Revenue during both periods was primarily derived from the Lilly Agreement. The decrease was primarily due to a decrease in direct reimbursable collaboration-related expenses resulting in lower corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $67.5 million for the six months ended June 30, 2022 compared to $43.4 million for the six months ended June 30, 2021. The increase was primarily driven by the advancement of AOC 1001, AOC 1044 and AOC 1020, as well as internal and external costs related to the expansion of our overall research capabilities.

General and Administrative Expenses

General and administrative expenses were $17.3 million for the six months ended June 30, 2022 compared to $12.2 million for the six months ended June 30, 2021. The increase was primarily due to higher personnel costs and professional fees as well as facilities costs to support our expanded operations.

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

In July 2021, we entered into the Sales Agreement with the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through June 30, 2022, we have sold 5,046,860 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $82.0 million, after deducting offering-related transaction costs and commissions. From July 1, 2022 through August 9, 2022, we sold 1,042,300 shares of our common stock pursuant to the Sales Agreement and received net proceeds of $18.7 million, after deducting offering-related transaction costs and commissions. Since our inception through June 30, 2022, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes and $37.0 million from funding under collaboration and research services agreements.

Future Capital Requirements

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $398.2 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(65,120)	$(47,816)
Investing activities	(193,119)	2,347
Financing activities	62,897	430
Net decrease in cash, cash equivalents and restricted cash	$(195,342)	$(45,039)

Operating Activities

Net cash used in operating activities was $65.1 million for the six months ended June 30, 2022, which consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044 and AOC 1020. Net cash used in operating activities was $47.8 million for the six months ended June 30, 2021, which consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044 and AOC 1020. The change in cash used in operating activities is due to increased research and development as well as general and administrative expenses as described under Results of Operations section above.

Investing Activities

Net cash used in investing activities was $193.1 million for the six months ended June 30, 2022, which consisted primarily of cash used to purchase marketable securities and property and equipment partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2021, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase property and equipment.

Financing Activities

Net cash provided by financing activities was $62.9 million for the six months ended June 30, 2022, which consisted primarily of net proceeds from sales of our common stock made pursuant to the Sales Agreement. Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2021, which consisted primarily of proceeds from the issuance of common stock under the ESPP and exercise of stock options.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Contractual Obligations and Commitments

As of June 30, 2022, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, there have been no material changes in our market risk from that described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we have used approximately $116.4 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020. We have invested a portion of the remaining proceeds from our IPO in short- and intermediate-term, investment-grade, interest-bearing securities.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	6/16/2020	3.2
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
10.1#	Amended and Restated Non-Employee Director Compensation Policy.				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

Avidity Biosciences, Inc.

Date: August 9, 2022	By:	/s/ Sarah Boyce
Sarah Boyce
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael F. MacLean
Michael F. MacLean
Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)