Form 10-Q
period 2022-09-30
Avidity Biosciences, Inc.
filed 2022-11-08
CIK 1599901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 25, 2022, the registrant had 54,462,518 shares of common stock outstanding.

Avidity Biosciences, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

Avidity Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except par value)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,699	$320,448
Marketable securities	261,849	85,095
Prepaid and other assets	8,916	5,598
Total current assets	414,464	411,141
Property and equipment, net	6,037	4,805
Restricted cash	251	251
Right-of-use assets	9,264	10,784
Other assets	523	599
Total assets	$430,539	$427,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,375	$14,085
Accrued compensation	7,747	8,940
Lease liabilities, current portion	3,090	1,769
Deferred revenue, current portion	5,454	4,864
Total current liabilities	42,666	29,658
Lease liabilities, net of current portion	8,185	9,960
Deferred revenue, net of current portion	2,706	6,532
Total liabilities	53,557	46,150
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 54,446 and 47,754 at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	688,513	566,161
Accumulated other comprehensive loss	(3,463)	(187)
Accumulated deficit	(308,073)	(184,549)
Total stockholders’ equity	376,982	381,430
Total liabilities and stockholders’ equity	$430,539	$427,580

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$2,482	$2,163	$6,455	$7,474
Operating expenses:
Research and development	37,317	24,831	104,794	68,214
General and administrative	10,094	6,612	27,349	18,764
Total operating expenses	47,411	31,443	132,143	86,978
Loss from operations	(44,929)	(29,280)	(125,688)	(79,504)
Other income (expense):
Interest income	1,342	17	2,203	49
Other expense	(12)	(11)	(39)	(16)
Total other income	1,330	6	2,164	33
Net loss	(43,599)	(29,274)	(123,524)	(79,471)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(477)	(1)	(3,276)	4
Comprehensive loss	$(44,076)	$(29,275)	$(126,800)	$(79,467)
Net loss per share, basic and diluted	$(0.82)	$(0.68)	$(2.45)	$(2.01)
Weighted-average shares outstanding, basic and diluted	53,069	43,265	50,432	39,477

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock upon exercise of stock options	7	—	10	—	—	10
Vesting of early exercise options	—	—	1	—	—	1
Issuance of common stock in public offerings, net of issuance costs of $745	1,520	—	24,103	—	—	24,103
Stock-based compensation	—	—	6,238	—	—	6,238
Net loss	—	—	—	—	(34,235)	(34,235)
Other comprehensive loss	—	—	—	(1,839)	—	(1,839)
Balance at March 31, 2022	49,281	$5	$596,513	$(2,026)	$(218,784)	$375,708
Issuance of common stock upon exercise of stock options	5	—	4	—	—	4
Issuance of common stock in public offerings, net of issuance costs of $1,184	2,746	—	38,281	—	—	38,281
Issuance of common stock under employee stock purchase plan	49	—	499	—	—	499
Vesting of early exercise options	—	—	1	—	—	1
Stock-based compensation	—	—	6,508	—	—	6,508
Net loss	—	—	—	—	(45,690)	(45,690)
Other comprehensive loss	—	—	—	(960)	—	(960)
Balance at June 30, 2022	52,081	$5	$641,806	$(2,986)	$(264,474)	$374,351
Issuance of common stock upon exercise of stock options	270	—	303	—	—	303
Issuance of common stock in public offering, net of issuance costs of $1,216	2,095	—	39,317			39,317
Vesting of early exercise options	—	—	1	—	—	1
Stock-based compensation	—	—	7,086	—	—	7,086
Net loss	—	—	—	—	(43,599)	(43,599)
Other comprehensive loss	—	—	—	(477)	—	(477)
Balance at September 30, 2022	54,446	$5	$688,513	$(3,463)	$(308,073)	$376,982

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Stockholders' Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	37,569	$4	$372,764	$(5)	$(66,540)	$306,223
Issuance of common stock upon exercise of stock options	31	—	24	—	—	24
Vesting of early exercise options	—	—	10	—	—	10
Stock-based compensation	—	—	3,701	—	—	3,701
Net loss	—	—	—	—	(23,844)	(23,844)
Other comprehensive gain	—	—	—	2	—	2
Balance at March 31, 2021	37,600	$4	$376,499	$(3)	$(90,384)	$286,116
Issuance of common stock upon exercise of stock options	51	—	98	—	—	98
Issuance of common stock under employee stock purchase plan	14	—	318	—	—	318
Vesting of early exercise options	—	—	9	—	—	9
Stock-based compensation	—	—	4,289	—	—	4,289
Net loss	—	—	—	—	(26,353)	(26,353)
Other comprehensive gain	—	—	—	3	—	3
Balance at June 30, 2021	37,665	$4	$381,213	$—	$(116,737)	$264,480
Issuance of common stock upon exercise of stock options	32	—	34	—	—	34
Vesting of early exercise options	—	—	6	—	—	6
Issuance of common stock in public offering, net of issuance costs of $10,518	9,200	1	155,081	—	—	155,082
Stock-based compensation	—	—	4,550	—	—	4,550
Net loss	—	—	—	—	(29,274)	(29,274)
Other comprehensive loss	—	—	—	(1)	—	(1)
Balance at September 30, 2021	46,897	$5	$540,884	$(1)	$(146,011)	$394,877

See accompanying notes.

Avidity Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(123,524)	$(79,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,006	431
Stock-based compensation expense	19,832	12,540
Amortization of premiums and discounts on marketable securities, net	184	87
Gain on disposal of property and equipment	—	(16)
Changes in operating assets and liabilities:
Prepaid and other assets	(3,242)	(5,654)
Accounts payable and accrued liabilities	12,028	3,869
Accrued compensation	(1,193)	3,001
Operating lease right-of-use assets and liabilities, net	1,066	449
Deferred revenue	(3,236)	(3,834)
Net cash used in operating activities	(97,079)	(68,598)
Cash flows from investing activities
Maturities of marketable securities	85,975	3,580
Purchases of marketable securities	(266,189)	—
Purchases of property and equipment	(1,973)	(2,033)
Net cash (used in) provided by investing activities	(182,187)	1,547
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, gross	104,846	165,600
Payment of issuance costs related to public offerings	(3,145)	(10,399)
Proceeds from issuance of common stock under employee stock purchase plan	499	318
Proceeds from exercise of stock options	317	156
Payment of deferred financing costs	—	(73)
Net cash provided by financing activities	102,517	155,602
Net (decrease) increase in cash, cash equivalents and restricted cash	(176,749)	88,551
Cash, cash equivalents and restricted cash at beginning of period	320,699	321,713
Cash, cash equivalents and restricted cash at end of period	$143,950	$410,264

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with public offering included in accounts payable and accrued liabilities	$—	$119
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$—	$61
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$485	$134

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

Liquidity

On June 16, 2020, the Company completed its initial public offering (IPO), and it has since raised additional financing through additional public offerings and a sales agreement which are described further in Note 8 (Stockholders’ Equity).

To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of September 30, 2022, the Company had an accumulated deficit of $308.1 million and cash, cash equivalents and marketable securities of $405.5 million.

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

Upfront and milestone payments to acquire contractual rights to licensed technology are expensed when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. Certain of these contractual rights may require the Company to make additional milestone payments upon initiation of a pivotal trial and the U.S. Food and Drug Administration approval, which are not expected to exceed $8.5 million.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 8,936 and 22,158 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended September 30, 2022 and 2021, respectively, and 11,435 and 39,345 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the nine months ended September 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2022	2021
Common stock options issued and outstanding	9,093	5,649
Common stock subject to repurchase or forfeiture	8	18
ESPP shares pending issuance	27	12
Total	9,128	5,679

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

The following tables summarize the Company’s marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of September 30, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$236,553	$236,553	$—	$—
U.S. Government agency securities	4,927	—	4,927	—
Negotiable certificates of deposit	3,340	—	3,340	—
Corporate debt securities	17,029	—	17,029	—
Total	$261,849	$236,553	$25,296	$—

		Fair Value Measurements Using
As of December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$65,372	$65,372	$—	$—
Negotiable certificates of deposit	3,873	—	3,873	—
Corporate debt securities	15,850	—	15,850	—
Total	$85,095	$65,372	$19,723	$—

4.	Marketable Securities

The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of September 30, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$197,652	$—	$(1,938)	$195,714
U.S. Government agency securities	1 or less	5,000	—	(73)	4,927
Negotiable certificates of deposit	1 or less	2,683	—	(48)	2,635
Corporate debt securities	1 or less	16,131	—	(344)	15,787
U.S. Treasury securities	1 - 2	41,823	—	(984)	40,839
Negotiable certificates of deposit	1 - 2	734	—	(29)	705
Corporate debt securities	1 - 2	1,289	—	(47)	1,242
Total		$265,312	$—	$(3,463)	$261,849

As of December 31, 2021	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$2,492	$—	$(1)	$2,491
Negotiable certificates of deposit	1 or less	1,190	—	(1)	1,189
U.S. Treasury securities	1 - 2	63,034	—	(153)	62,881
Negotiable certificates of deposit	1 - 2	2,687	—	(3)	2,684
Corporate debt securities	1 - 2	15,879	—	(29)	15,850
Total		$85,282	$—	$(187)	$85,095

The unrealized losses on the Company’s marketable securities of $3.5 million as of September 30, 2022 were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those marketable securities to be other-than-temporarily impaired at September 30, 2022. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2022.

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

In consideration of the rights granted to Lilly under the Lilly Agreement, the Company received a one-time upfront fee of $20.0 million and is eligible to receive up to $60.0 million in development milestone payments per target, up to $140.0 million in regulatory milestone payments per target and up to $205.0 million in commercialization milestone payments per target. In addition, Lilly is obligated to reimburse the Company for research expenses, as defined in and incurred under the Lilly Agreement. Lilly is obligated to pay the Company a tiered royalty ranging from the mid-single to low-double digits on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Lilly’s royalty obligations and the Lilly Agreement will expire on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of the first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.

The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services, technical and regulatory support provided by the Company. At inception and through September 30, 2022, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period over which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $2.4 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $6.3 million and $7.3 million for the nine months ended September 30, 2022 and 2021, respectively, and had deferred revenue of $8.0 million and $11.1 million as of September 30, 2022 and December 31, 2021, respectively. Collaboration receivables related to the Lilly Agreement were $1.3 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively, which are included in prepaid and other assets on the condensed balance sheets.

A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement is as follows (in thousands):

Balance at December 31, 2021	$11,108
Revenue recognized	(3,068)
Balance at September 30, 2022	$8,040

Research Agreement with MyoKardia, Inc.

In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized revenue of $36.7 thousand and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
6.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$6,788	$4,775
Computers and software	116	116
Office furniture and equipment	1,623	1,398
Leasehold improvements	249	249
Property and equipment, gross	8,776	6,538
Less accumulated depreciation	(2,739)	(1,733)
Total property and equipment, net	$6,037	$4,805

Depreciation expense related to property and equipment was $0.4 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
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

As of September 30, 2022, future minimum payments for the Company’s operating lease liabilities are as follows (in thousands):

Year ending December 31,
2022 (remaining)	$767
2023	3,113
2024	3,207
2025	3,303
2026	3,111
Total lease payments	13,501
Less imputed interest	(2,226)
Total operating lease liabilities	11,275
Less lease liabilities, current portion	(3,090)
Lease liabilities, net of current portion	$8,185

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid included in operating cash flows	$1,002	$—

Rent expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases	$689	$150	$2,068	$449
Short-term leases	26	78	26	159
Total rent expense	$715	$228	$2,094	$608

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

On July 2, 2021, the Company entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the 2021 Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). In addition, the 2021 Sales Agreement may be terminated by the Company or the Sales Agent at any time upon ten days’ notice to the other party, or by the Sales Agent, with respect to itself, at any time in certain circumstances, including the occurrence of a material adverse change. During the nine months ended September 30, 2022, the Company sold 6,361,212 shares of its common stock pursuant to the 2021 Sales Agreement and received net proceeds of $101.7 million, after deducting offering-related transaction costs and commissions. Through September 30, 2022, the Company has sold 7,141,761 shares of its common stock pursuant to the 2021 Sales Agreement and received net proceeds of $121.3 million, after deducting offering-related transaction costs and commissions. See Note 10 (Subsequent Events) for information on additional shares sold after September 30, 2022.

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

In June 2020, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the 2020 Plan), which became effective in connection with the IPO. Pursuant to the 2020 Plan, the Company ceased granting awards under the 2013 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At September 30, 2022, 1,364,998 shares remain available for issuance under the 2020 Plan.

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

Stock option activity for employee and nonemployee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2021	5,778	$14.49
Granted	4,040	15.42
Exercised	(282)	1.12
Forfeited/expired	(443)	16.60
Outstanding at September 30, 2022	9,093	$15.22

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 were $11.08 and $16.83 per share, respectively.

Employee Stock Purchase Plan

In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 48,760 and 14,235 shares of common stock under the ESPP during the nine months ended September 30, 2022 and 2021, respectively. The Company had an outstanding liability of $0.3 million at September 30, 2022, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of September 30, 2022, 589,803 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Nine Months Ended September 30,
Stock Option Grants	2022	2021
Risk-free interest rate	1.5% - 3.4%	0.5% - 1.2%
Expected volatility	85%	87%-88%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	—%	—%

	Nine Months Ended September 30,
ESPP	2022	2021
Risk-free interest rate	2.2%	0.1%
Expected volatility	79%	75%
Expected term (in years)	0.5	0.5
Expected dividend yield	—%	—%

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$4,151	$2,433	$10,948	$6,930
General and administrative expense	2,935	2,117	8,884	5,610
Total stock-based compensation expense	$7,086	$4,550	$19,832	$12,540

As of September 30, 2022, the unrecognized compensation cost related to outstanding time-based options was $68.3 million, which is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2022, the unrecognized compensation cost related to stock purchase rights under the ESPP was $87.3 thousand, which is expected to be recognized over a weighted-average period of 0.2 years.
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

From October 1, 2022 through November 8, 2022, the Company sold 1,410,600 shares of its common stock pursuant to the 2021 Sales Agreement and received net proceeds of $19.4 million, after deducting offering-related transaction costs and commissions.

On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement described in Note 8 (Stockholders’ Equity). Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of resolution of the partial clinical hold on our ongoing Phase 1/2 MARINA clinical trial, the timing and likelihood of regulatory filings and approvals for our product candidates, the impact of COVID-19 on our business, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. We are initially focused on muscle diseases to demonstrate the capabilities of our AOCs, and have three muscle programs in clinical development. Our lead product candidate, AOC 1001, is designed to treat myotonic dystrophy type 1, or DM1, a rare monogenic muscle disease. AOC 1001 is currently in clinical testing with the ongoing Phase 1/2 MARINATM trial and the MARINA open label extension, or MARINA-OLETM, trial. The U.S. Food and Drug Administration, or FDA, placed a partial clinical hold on new participant enrollment in the Phase 1/2 MARINA clinical trial of AOC 1001 in September 2022. All participants, whether they are on AOC 1001 or placebo, may continue in their current dosing cohort although no additional participants may be enrolled until the partial clinical hold is resolved. All participants in MARINA may roll over into the MARINA-OLE where they will receive AOC 1001. The partial clinical hold is in response to a serious adverse event, or SAE, reported in a single participant in the 4mg/kg cohort of the MARINA study. We are working closely with the FDA and the trial investigator to assess the cause of this event and plan to take all necessary steps to resolve the partial clinical hold on new participant enrollment as quickly as possible.

In the fourth quarter of 2022, we plan to conduct a preliminary assessment of safety, tolerability and key biomarkers in approximately half of the trial participants from the MARINA study. The FDA and European Medicines Agency, or EMA, have granted Orphan Designation for AOC 1001. The FDA has also granted Fast Track Designation to AOC 1001 for the treatment of DM1.

Additionally, the FDA cleared us to proceed with Phase 1/2 trials for AOC 1020 and AOC 1044 under two INDs. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial.  In the first half of 2024, we plan to conduct a preliminary assessment in approximately half of the study participants in the FORTITUDE trial. AOC 1044, the lead of three programs for the treatment of Duchenne muscular dystrophy, or DMD, and the first of our AOCs to deliver a phosphorodiamidate morpholino oligomers, or PMO, is currently in Phase 1/2 development with the EXPLORE44™ trial. EXPLORE44 is designed for people with DMD mutations amenable to exon 44 skipping. We plan to share results from the healthy volunteers portion of the EXPLORE44 trial in the second half of 2023. We are also broadening the development of AOCs beyond muscle tissues through both internal discovery efforts and key partnerships that are focused on immune cells, cardiac tissue and other cell types.

Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, sales agreements, convertible preferred stock/units, convertible notes, and under collaboration and research service agreements. Refer to Liquidity and Capital Resources for further information on the capital raised since inception and the Company’s future capital requirements.

We have incurred operating losses in each year since inception. Our net losses were $118.0 million and $44.4 million for the years ended December 31, 2021 and 2020, respectively, and $123.5 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $308.1 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

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

Research Collaboration and License Agreement with Eli Lilly and Company

In April 2019, we entered into a Research Collaboration and License Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, for the discovery, development and commercialization of AOC products in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, we and Lilly will collaborate on preclinical research and discovery activities for such products, with Lilly being responsible for funding the cost of such activities by both parties. Lilly will also lead the clinical development, regulatory approval and commercialization of all such products, at its sole cost. We granted Lilly an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under our technology to research, develop, manufacture, and sell products containing AOCs that are directed to up to six mRNA targets. We retain the right to use our technology to perform our obligations under the agreement and for all purposes not granted to Lilly. Lilly paid us an upfront license fee of $20.0 million in 2019, and we are eligible to receive up to $60.0 million in development milestone payments per target, up to $140.0 million in regulatory milestone payments per target and up to $205.0 million in commercialization milestone payments per target. We are eligible to receive a tiered royalty ranging from the mid-single to low-double digits from Lilly on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

Components of Results of Operations

Revenue

Our revenue to date has been derived from payments received under the Lilly Agreement and other license and research collaboration agreements. For the foreseeable future, we may generate revenue from reimbursements of services under the Lilly Agreement, as well as a combination of upfront payments and milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

Operating Expenses

Research and Development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, and the preclinical and clinical development of our product candidates. Our research and development expenses include:

•	external costs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturers, consultants and our scientific advisors; and
•	internal costs, including;
o	employee-related expenses, including salaries, benefits and stock-based compensation;
o	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
o	facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External costs	$20,516	$13,986	$59,224	$38,667
Internal costs:
Employee-related expenses	12,299	8,558	33,472	22,593
Facilities, lab supplies and other costs	4,502	2,287	12,098	6,954
Total internal costs	16,801	10,845	45,570	29,547
Total research and development expenses	$37,317	$24,831	$104,794	$68,214

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

Our development costs may vary significantly based on factors such as:

•	the number and scope of clinical, preclinical and IND-enabling studies;
•	the timing and likelihood of resolution of the partial clinical hold on our ongoing Phase 1/2 MARINA clinical trial;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

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

Other Income (Expense)

Other income (expense) consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Increase
	2022	2021	(decrease)
Revenue	$2,482	$2,163	$319
Research and development expenses	37,317	24,831	12,486
General and administrative expenses	10,094	6,612	3,482
Other income	1,330	6	1,324

Revenue

Revenue was $2.5 million for the three months ended September 30, 2022 compared to $2.2 million for the three months ended September 30, 2021. Revenue during both periods was primarily derived from the Lilly Agreement. The increase was primarily due to an increase of reimbursable internal costs driven by an increase in labor rates.

Research and Development Expenses

Research and development expenses were $37.3 million for the three months ended September 30, 2022 compared to $24.8 million for the three months ended September 30, 2021. External costs increased by $6.5 million and was primarily driven by contract services, manufacturing, and costs related to the progression of clinical trials and preclinical studies in the following programs: $1.2 million increase in costs related to the AOC 1001 program, a $0.4 million increase in costs related to the AOC 1020 program, $1.8 million increase in costs related to other potential programs, and $5.5 million in indirect costs primarily for the manufacture of antibodies, partially offset by a $2.4 million decrease in costs related to the AOC 1044 program consistent with the stage of the study.

Internal costs increased by $6.0 million driven by a $3.7 million increase of employee-related expenses, including $2.0 million for salaries and benefits and $1.7 million for stock-based compensation, both due to increased headcount, and a $2.3 million increase of costs related to lab supplies and facilities costs.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended September 30, 2022 compared to $6.6 million for the three months ended September 30, 2021. The increase was primarily due to higher personnel costs, including $0.7 million for salaries and benefits and $0.8 million for stock-based compensation, and $1.4 million in professional fees to support our expanded operations.

Other Income

Other income was $1.3 million for the three months ended September 30, 2022 compared to $6.0 thousand for the three months ended September 30, 2021. The increase was primarily driven by higher interest income earned on marketable securities investments.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,		Increase
	2022	2021	(decrease)
Revenue	$6,455	$7,474	$(1,019)
Research and development expenses	104,794	68,214	36,580
General and administrative expenses	27,349	18,764	8,585
Other income	2,164	33	2,131

Revenue

Revenue was $6.5 million for the nine months ended September 30, 2022 compared to $7.5 million for the nine months ended September 30, 2021. Revenue during both periods was primarily derived from the Lilly Agreement. The change was primarily due to a decrease in direct reimbursable collaboration-related expenses resulting in lower corresponding revenue under the Lilly Agreement.

Research and Development Expenses

Research and development expenses were $104.8 million for the nine months ended September 30, 2022 compared to $68.2 million for the nine months ended September 30, 2021.The increase was primarily driven by the $20.6 million increase in external costs associated with upfront license costs, contract services, increased product development costs and clinical costs related to the progression of clinical trials and preclinical studies in the following programs: a $6.1 million increase in costs related to the AOC 1020 program, $8.8 million increase in costs related to other potential programs, and $12.5 million in indirect costs primarily for the manufacture of antibodies, partially offset by a $3.8 million decrease in costs related to the AOC 1001 program consistent with the clinical stage and a $3.0 million decrease in costs related to the AOC 1044 program.

Internal costs increased by $16.0 million driven by a $10.9 million increase in employee-related expenses, including $6.9 million for salaries and benefits and $4.0 million for stock-based compensation, both due to increased headcount, and a $5.1 million increase of costs related to lab supplies and facilities costs.

General and Administrative Expenses

General and administrative expenses were $27.3 million for the nine months ended September 30, 2022 compared to $18.8 million for the nine months ended September 30, 2021. The increase was primarily due to higher personnel costs, including $1.5 million for salaries and benefits and $3.3 million for stock-based compensation, and $2.2 million in professional fees to support our expanded operations.

Other Income

Other income was $2.2 million for the nine months ended September 30, 2022 compared to $33 thousand for the nine months ended September 30, 2021. The increase was primarily driven by higher interest income earned on marketable securities investments.

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

In July 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through September 30, 2022, we have sold 7,141,761 shares of our common stock pursuant to the 2021 Sales Agreement and received net proceeds of $121.3 million, after deducting offering-related transaction costs and commissions. From October 1, 2022 through November 8, 2022, we sold 1,410,600 shares of our common stock pursuant to the 2021 Sales Agreement and received net proceeds of $19.4 million, after deducting offering-related transaction costs and commissions. Since our inception through September 30, 2022, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock/units and convertible notes and $38.1 million from funding under collaboration and research services agreements.

On November 8, 2022, we entered into a new sales agreement, or the 2022 Sales Agreement, with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement described above. Under the 2022 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent.

Future Capital Requirements

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $405.5 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(97,079)	$(68,598)
Investing activities	(182,187)	1,547
Financing activities	102,517	155,602
Net (decrease) increase in cash, cash equivalents and restricted cash	$(176,749)	$88,551

Operating Activities

Net cash used in operating activities was $97.1 million for the nine months ended September 30, 2022, which consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044, AOC 1020 and other potential programs. Net cash used in operating activities was $68.6 million for the nine months ended September 30, 2021, which consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044 and AOC 1020. The change in cash used in operating activities is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.

Investing Activities

Net cash used in investing activities was $182.2 million for the nine months ended September 30, 2022, which consisted of $266.2 million for purchases of marketable securities and $2.0 million in purchases of property and equipment partially offset by $86.0 million of proceeds from maturities of marketable securities. Net cash provided by investing activities was $1.55 million for the nine months ended September 30, 2021, which consisted of proceeds of $3.58 million from maturities of marketable securities, partially offset by cash used to purchase $2.03 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $102.5 million for the nine months ended September 30, 2022, which consisted primarily of net proceeds from sales of our common stock made pursuant to the Sales Agreement. Net cash provided by financing activities was $155.6 million for the nine months ended September 30, 2021, which consisted primarily of proceeds from the issuance of common stock in the August 2021 public offering.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Contractual Obligations and Commitments

As of September 30, 2022, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, there have been no material changes in our market risk from that described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, we do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. The risk factors described in such report and below are not the only risks we face. Factors that are not currently known to us, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or financial condition.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In order to obtain FDA approval to market a new drug we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty.

Before we can initiate clinical trials for a product candidate, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for authorization to proceed with clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs.

Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. For example, the FDA has placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of AOC 1001 in adults with myotonic dystrophy type 1, or DM1, in response to a serious adverse event reported in a single participant in the 4mg/kg cohort of the MARINA study. While we are working closely with the FDA and the investigators to assess the cause of this serious adverse event and to resolve the partial clinical hold, if we do not resolve the partial clinical hold on our expected timeline or if the results of the assessment do not support a continued development, this may cause the trial to be delayed or not completed at all. Any delays in the commencement or completion of our ongoing and planned clinical trials for our current and any future product candidate could significantly affect our product development timelines and product development costs.

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

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, including as a result of the partial clinical hold on our ongoing Phase 1/2 MARINA trial, our clinical development activities could be delayed or otherwise adversely affected.

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

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. In particular, the FDA has placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of AOC 1001 as described in the risk factor titled, “Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.” Our inability to enroll a sufficient number of subjects for the MARINA trial or any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.

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

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Although other oligonucleotide therapeutics have received regulatory approval, our AOCs, which combine oligonucleotides with a mAb, are a novel approach to oligonucleotide therapies, which may present enhanced risk and uncertainty for our product candidates compared to more well-established classes of therapies, or oligonucleotide or mAb-based therapies on their own. Moreover, there have been only a limited number of clinical trials involving the use of oligonucleotide therapeutics and the proprietary technology used in our AOC platform. It is impossible to predict when or if any product candidates we may develop will prove safe in humans.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, the FDA has placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of AOC 1001 as described in the risk factor titled, “Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.” Likewise, side-effects that are reported as drug-related such as the serious adverse event reported in the 4mg/kg cohort of the MARINA study could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As of September 30, 2022, we have used approximately $150.0 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020. We have invested a portion of the remaining proceeds from our IPO in short- and intermediate-term, investment-grade, interest-bearing securities.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

2022 ATM Offering

On November 8, 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, pursuant to which we may, from time to time, sell shares of our common stock, or the ATM Shares, having an aggregate offering price of up to $200.0 million through the Sales Agent, as our agent.

Subject to the terms and conditions of the 2022 Sales Agreement, the Sales Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided the Sales Agent with customary indemnification rights, and the Sales Agent will be entitled to a commission of up to 3.0% of the gross sales price of the ATM Shares sold through it pursuant to the Sales Agreement.

We will offer and sell the ATM Shares pursuant to a registration statement on Form S-3 (File No. 333-257691), which became automatically effective upon filing with the Securities and Exchange Commission, or SEC, on July 2, 2021, or the Registration Statement. We will file a prospectus supplement with the SEC in connection with the offer and sale of up to $200.0 million of ATM Shares pursuant to the 2022 Sales Agreement on November 8, 2022.

The ATM Shares may be offered only by means of a prospectus forming a part of the effective registration statement. Sales of the ATM Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Global Market, at market prices, or as otherwise agreed with the Sales Agent. We have no obligation to sell any of the ATM Shares, and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full 2022 Sales Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.

A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the 2022 Sales Agreement is filed hereto as Exhibit 5.1.

This Quarterly Report on Form 10-Q does not constitute an offer to sell the ATM Shares or a solicitation of an offer to buy the ATM Shares, nor shall there be any sale of the ATM Shares in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

2021 ATM Offering

On July 2, 2021, we entered into a sales agreement with the Sales Agent, or the 2021 Sales Agreement, pursuant to which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent, as our agent, or the 2021 ATM Offering. In connection with the 2021 ATM Offering, we filed a prospectus, dated July 2, 2021, with the Registration Statement, or the 2021 ATM Prospectus. Pursuant to the terms of the 2022 Sales Agreement, effective November 8, 2022, we terminated the 2021 Sales Agreement, and we have discontinued all offers and sales of shares of our common stock under the 2021 Sales Agreement and the 2021 ATM Prospectus. Between July 2, 2021 and November 8, 2022, we sold an aggregate of 8,552,361 shares of common stock pursuant to the 2021 Sales Agreement for aggregate gross proceeds of approximately $145.1 million.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	6/16/2020	3.2
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
5.1	Opinion of Latham & Watkins LLP				X
10.1	Sales Agreement, dated November 8, 2022, between Avidity Biosciences, Inc. and Cowen and Company, LLC				X
23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1 hereto)				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

Avidity Biosciences, Inc.

Date: November 8, 2022	By:	/s/ Sarah Boyce
Sarah Boyce
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Michael F. MacLean
Michael F. MacLean
Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)