Form 10-K
period 2022-12-31
Avidity Biosciences, Inc.
filed 2023-02-28
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO___________
Commission file number: 001-39321
_________________________
AVIDITY BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	46-1336960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10578 Science Center Drive, Suite 125 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 401-7900
(Registrant’s Telephone Number, Including Area Code)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RNA	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $739.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $14.53 per share.
As of February 14, 2023, the registrant had 70,807,973 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AVIDITY BIOSCIENCES, INC.

FORM 10-K
For the Year Ended December 31, 2022

PART I
Forward-Looking Statements and Market Data
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including, without limitation, statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the timing and likelihood of resolution of the partial clinical hold on our ongoing Phase 1/2 MARINA clinical trial, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, and the anticipated impacts of COVID-19, inflationary pressures, and the ongoing hostility between Russia and the Ukraine on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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
ITEM 1. Business
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with RNA therapeutics. Our advancing and expanding pipeline has three programs in clinical development. AOC 1001 is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the ongoing MARINA™ trial and MARINA open label extension study, or MARINA-OLE™. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs the company is developing for DMD. Avidity has broadened the reach of AOCs beyond muscle tissues including cardiology and immunology with a pipeline of development programs through internal discovery efforts and key partnerships as the company continues to deliver on the RNA revolution.
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials over the next two years. In 2023, we anticipate reporting the topline results from the AOC 1001 MARINA study as well as an early look at data from the MARINA-OLE study. We also anticipate reporting results from the healthy volunteer portion of the EXPLORE44 trial of AOC 1044 in the second half of 2023. In the first half of 2024, we plan to conduct a preliminary assessment in approximately half of the study participants in the AOC 1020 FORTITUDE trial.
Our Strategy
Our vision is to profoundly improve people’s lives by revolutionizing the delivery of RNA therapeutics. We are executing on that vision by focusing on our three strategic pillars: a disruptive and broad AOC platform, an advancing and expanding pipeline and building an agile and diverse company. With this strategy, our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options. The key elements of our strategy to achieve this goal are to:
•Harness the power of our AOC platform to develop a new class of drugs. We are committed to delivering a new class of RNA therapeutics by utilizing decades of research on the power of oligonucleotides. With preliminary data from our AOC 1001 MARINA clinical trial, we have demonstrated successful targeted delivery of RNA into muscle in humans. Our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques provide the foundation for our efforts to address the current limitations of oligonucleotide therapies. Our disruptive and broad AOC platform also affords us the option to deploy various types of oligonucleotides, including small interfering RNAs, or siRNAs, and phosphorodiamidate morpholino oligomers, or PMOs, whose specific mechanisms of action modify RNA function in different ways. We now have AOC programs in clinical development that utilize both siRNAs and PMOs. This flexibility allows us to use oligonucleotides that are tailored to have the potential to modulate a given disease process. Potential mechanisms of action for these oligonucleotides can range from reducing the expression of disease-related RNA with siRNAs, to correction of aberrant processing of RNAs with splice modifying oligonucleotides. AOCs are designed to do the following:
◦Combine the proven technologies of approved mAbs and oligonucleotides
◦Deliver to tissues previously untreatable with RNA therapeutics, starting with muscle and broadening to other tissues and cell types
◦Scale with experienced manufacturers who are able to utilize well-established and scalable methods for manufacturing mAbs and oligonucleotides. We also have the ability to use a single mAb across multiple programs, providing significant leverage around development costs and timelines associated with each incremental muscle program.
•Continue Advancing and Expanding Our Pipeline. With three programs currently in clinical development, we are also advancing and expanding our innovative AOC pipeline to offer treatment options for people across a wide-range of therapeutic areas. Our first AOC programs are from our rare muscle disease franchise. We are also broadening the reach of AOCs beyond muscle tissues through both internal discovery efforts and key partnerships. We are progressing our pipeline in the following ways:
◦Advancing our lead muscle disease product candidates through ongoing and planned clinical trials to approval. We have three programs in clinical development: AOC 1001 for DM1, AOC 1020 for FSHD and AOC 1044 for DMD44. Each is designed to address the root cause the underlying disease. AOC 1001 and AOC 1020 each consist of a proprietary mAb that binds to the transferrin receptor 1, or TfR1, receptor conjugated with a siRNA. AOC 1044 consists of the same proprietary mAb to TfR1 conjugated with a PMO. There are no approved therapies to treat the underlying causes of DM1, FSHD or DMD44.

◦Progressing our skeletal muscle pipeline. We remain focused on researching potential skeletal muscle indications that are optimal for RNA targeting and that have patient populations with high unmet need. In addition to our programs in clinical development, our current pipeline includes programs in DMD targeting additional exons as well as programs targeting other skeletal muscle diseases with limited or no treatment options. Preclinical development on these programs is ongoing and ranges in stage from early discovery work to one program in lead optimization.
◦Expanding our pipeline into other indications. We continue to pursue additional programs that expand our AOC pipeline beyond muscle and into other indications including cardiology and immunology. We have one preclinical rare cardiac program in lead optimization. In addition, through our collaboration with Eli Lilly and Company, or Lilly, we are working on potential new medicines in immunology and other select indications. Through additional internal discovery efforts and partnerships, we continue to work to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options.
•Build an agile and diverse company. We have assembled a management team with deep experience in the discovery, development and commercialization of RNA therapeutics. The team also has extensive knowledge of oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques. Our team also has broad experience in the discovery, development and commercialization of products for rare diseases, including building clinical and commercial organizations that support the unique needs of the rare disease community.
As we grow the company, we plan to continue to employ a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. For example, we are collaborating with Lilly initially on up to six mRNA targets in immunology and other select indications outside of muscle for the delivery, development and commercialization of AOCs. We entered into a collaboration with MyoKardia, a wholly-owned subsidiary of Bristol Myers Squibb, that will help us expand our therapeutic activities to include cardiac-specific indications. Through additional collaborations and our internal research, we plan to continue to invest our resources in our AOC platform to explore the full potential of our AOCs in additional previously inaccessible tissue and cell types.
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
In December 2022, we announced interim data from the preliminary assessment of the Phase 1/2 MARINA trial of AOC 1001 in adults with DM1, which demonstrated targeted delivery of siRNA to muscle, a tissue previously untreatable with existing RNA therapeutics. This result reinforces the potential of our AOC platform to address previously unreachable targets and diseases.
Our Approach
Based on the data-driven hypothesis that the delivery of oligonucleotides can be greatly enhanced by using antibodies as conjugates, our scientists have established a framework for screening potential cell surface protein-mAb pairs to determine which pairs we believe are well suited to deliver active oligonucleotides to specific cell types. We have identified multiple cell surface protein-mAb pairs that can deliver oligonucleotides into various tissue and cell types to induce pharmacologic changes. For example, we have employed AOCs built on a scaffold of a mAb or mAb fragment that binds with high selectivity and affinity to TfR1 to deliver oligonucleotides to cell types outside of the liver.
Our AOC platform also affords us the option to deploy various types of oligonucleotides, including siRNAs and PMOs, whose specific mechanisms of action modify RNA function in different ways. We have programs utilizing both siRNAs and PMOs in clinical development. This flexibility allows us to use oligonucleotides that are tailored to modulate a given disease process. Mechanisms of these oligonucleotides can range from reducing the expression of a disease-related RNA with siRNAs, to correction of aberrant processing of RNAs with splice modifying oligonucleotides.
Interim data from the preliminary assessment of the Phase 1/2 MARINA trial of AOC 1001 in adults with DM1 demonstrated that AOC 1001 delivered siRNA to muscle utilizing the TfR1 receptor. After only one or two doses of AOC 1001, the interim data also demonstrated:
–Meaningful reduction of the target gene, DMPK;
–Improvement in splicing; and
–Early signs of clinical activity with improvement in myotonia in some participants.
These data underscore the potential of our AOC platform to expand the possibilities of how we can treat diseases and target a range of different cells and tissues beyond the liver. We continue to explore utilizing our platform in multiple indications including in cardiology, immunology and other diseases.
Advantages of our AOC Product Platform
We believe that the product candidates derived from our AOC platform will have the potential to offer the following distinct advantages:
•Expand scope of diseases addressable with oligonucleotides: (i) utilize identified cell surface protein-antibody pairs to design oligonucleotides to precisely target the underlying cause of diseases previously untreatable with RNA therapeutics; (ii) flexibility to deploy an appropriate oligonucleotide type for different diseases; and (iii) optimize all structural components of our AOCs for effective delivery—the oligonucleotide, the mAb and the antibody conjugate design.
•Potential to mitigate toxicity by limiting drug exposure: (i) selection of the most potent oligonucleotide type; (ii) targeted delivery to tissues and cells; and (iii) infrequent administration.
•Infrequent dosing: (i) ability to deliver oligonucleotides to tissues and cells at concentrations that produce pronounced and prolonged pharmacodynamic effects as observed in our preclinical models; and (ii) ability to select appropriate oligonucleotide mechanisms to maximize durability.
•Readily reproducible and scalable: (i) AOCs synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides; and (ii) ability to use a single mAb across multiple programs provides significant leverage around development costs and timelines associated with each incremental muscle program. For example, we use the same mAb targeting TfR1 across our current muscle franchise.
Our Development Programs
We are advancing and expanding our innovative AOC pipeline to develop potential treatment options for patients and their families across a wide-range of therapeutic areas. Our first AOC programs are from our muscle disease franchise where we have leveraged our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation and drug delivery techniques. We now have programs in our early-stage development pipeline through internal efforts and external collaborations that explore utilizing AOCs in additional indications including cardiology and immunology. The research and development chart below represents a summary of our wholly owned and partnered development programs.

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
Our Clinical Programs
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
Phase 1/2 MARINA clinical trial
The Phase 1/2 MARINA clinical trial is designed to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously in adults with DM1. The MARINA trial is a randomized, double-blind, placebo-controlled, Phase 1/2 clinical trial expected to enroll approximately 44 adults with DM1. The MARINA trial is assessing the activity of AOC 1001 across key biomarkers, including spliceopathy, an important biomarker for DM1, and knockdown of DMPK mRNA. Though the Phase 1/2 trial is not powered to assess functional benefit, it is exploring the clinical activity of AOC 1001 including measures of mobility and muscle strength as well as patient reported outcomes and quality of life measures. Patients may enroll in the MARINA open label extension, or MARINA-OLE, at the end of the post-treatment period.

MARINA™ and MARINA-OLE™ Trial Design

MARINA™
Dose listed is siRNA
MARINA-OLE™
Dose
Booster
Biopsy
3:1 Randomization (AOC 1001:Placebo)
A
1 mg/kg
B1
2 mg/kg
B2
4 mg/kg
B3
8 mg/kg
All Participants Receive AOC 1001
A
2 mg/kg
B1
2 mg/kg
B2
4 mg/kg
B3
8 mg/kg

N = ~44 Ages 18-65 (3:1 randomization)
Part A receives single IV dose
Part B receives multi-ascending IV doses
➢ Quarterly doses - 1 booster after first 6 weeks
6-month treatment and observation duration

N = ~44 Ages 18-65
All participants receive AOC 1001
Quarterly doses - 1 booster after first 6 weeks
24-month treatment and 9-month observation duration

The U.S. Food and Drug Administration, or FDA, placed a partial clinical hold on new participant enrollment in the Phase 1/2 MARINA clinical trial of AOC 1001 in September 2022. The partial clinical hold is in response to a serious adverse event, or SAE, reported in a single participant in the 4mg/kg cohort of the MARINA study. All participants, whether they are on AOC 1001 or placebo, may continue in their current dosing cohort although no additional participants may be enrolled until the partial clinical hold is resolved. A total of 38 participants have been enrolled in the MARINA trial. All participants in MARINA may roll over into the MARINA-OLE where they will receive AOC 1001.
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
DM1 Disease Overview
DM1 is an underrecognized, progressive and often fatal neuromuscular disease with multiple organ involvement. DM1 is a monogenic, autosomal dominant disease caused by a triplet-repeat in the DMPK gene, resulting in a toxic gain of function mRNA. DM1 primarily affects skeletal, smooth and cardiac muscle and can be highly variable with respect to severity, presentation and age of onset. Patients can suffer from a constellation of manifestations including myotonia and muscle weakness, respiratory problems, fatigue, hypersomnia, cardiac abnormalities, gastrointestinal complications, and cognitive and behavioral impairment. DM1 is estimated to affect over 40,000 people in the United States and there are similar prevalence estimates for Europe. All forms, except the late-onset form, of DM1 are associated with high levels of disease burden and may cause premature mortality.
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
•Addresses the underlying cause of the disease—DM1 is caused by an increase in the number of CUG triplet repeats occurring in the DMPK gene product. AOC 1001 is designed to reduce the expression levels DMPK RNA, thereby reducing the CUG burden in the nucleus and thereby releasing muscle blind-like protein to allow for normal mRNA processing.
•Efficient delivery of drug substance to diseased cells—In an effort to solve for challenges identified in prior unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells, the TfR1 antibody component of AOC 1001 facilitates efficient delivery of AOC 1001 to skeletal and cardiac muscle cells. Once inside the muscle cells, the siRNA component of AOC 1001, siDMPK.19, acts to reduce levels of DMPK mRNA in both the nucleus and the cytoplasm. In preclinical studies in cynomolgus monkeys, we observed that treatment with an AOC containing siDMPK.19 produced a greater than 50% reduction of DMPK mRNA across a wide range of skeletal muscles at a concentration of 1 nM or less, approximately 1,000 fold more potent than has been reported for an unconjugated antisense oligonucleotide. We also observed reductions in DMPK mRNA in the gastrointestinal tract.
•Reproducible and scalable therapeutic—As with all our AOCs, AOC 1001 is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.
Interim Data from the Preliminary Assessment of the Phase 1/2 MARINA Trial
In December 2022, we announced interim data from the preliminary assessment of the MARINA trial. The interim data included safety and tolerability results from all 38 enrolled trial participants and key biomarkers in 19 participants with DM1.
Interim data from the preliminary assessment demonstrated:
•Targeted delivery of siRNA to muscle, a tissue previously untreatable with existing RNA therapeutics;
•Meaningful DMPK reduction in 100% of participants treated with AOC 1001;
•Mean reduction of 45% in DMPK after only a single dose of 1 mg/kg or two doses of 2 mg/kg of AOC 1001;
•Splicing improvement of 31% in a key set of muscle-specific genes and splicing improvement of 16% across a broad 22-gene panel in the 2 mg/kg cohort (excluding one splicing sample that will be evaluated in the next batch analysis). Splicing improvements demonstrated AOC 1001 activity in the nucleus;
•Early signs of clinical activity with improvement in myotonia in some participants. Myotonia was measured by video hand opening time, or vHOT, and is a hallmark of DM1 where relaxation of key muscle groups is impaired; and
•Safety and tolerability data with majority of adverse events, or AEs, mild or moderate as of the November 17, 2022 data cutoff.
The most common treatment emergent AEs observed in the study through the November 17, 2022 data cutoff were COVID-19 (16%) and headache (16%). Other AEs included: infusion-related reactions, reductions in hemoglobin, and elevated ASTs or ALTs, with no changes in bilirubin observed and no thrombocytopenia or renal impairment reported.
SAEs were observed in two participants. One participant in the 2 mg/kg cohort experienced an SAE deemed unrelated to treatment by the investigator. The SAE was in reaction to opioid pain medication following an elective surgery. One participant in the 4 mg/kg cohort experienced an SAE that resulted in the previously disclosed partial clinical hold on new participant enrollment in the MARINA trial. No similar AEs have been observed in other participants in either the MARINA trial or the MARINA-OLE, and 100% of participants who have completed the MARINA trial have opted to roll over into MARINA-OLE.
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
In cynomolgus monkeys, we observed that a single dose of 2 mg/kg of siDMPK.19 included in AOC 1001 produced an approximately 75% reduction of DMPK mRNA in skeletal muscles that was sustained up to 12 weeks after administration. We also observed that treatment with an AOC containing siDMPK.19 produced a greater than 50% reduction of DMPK mRNA across a wide range of skeletal muscles at a concentration of 1 nM or less and we also observed reductions in DMPK mRNA in the jejunum and ileum. Plasma profiles demonstrated no neutralizing antibodies to AOC 1001. In addition, AOC 1001 reduced muscle DMPK mRNA in a concentration responsive manner. We completed our IND-enabling good laboratory practice, or GLP, toxicology study of AOC 1001 in non-human primate. Results from the 13-week study showed that AOC 1001 was generally well tolerated and supported advancement into the clinic. The highest dose tested was the maximum feasible dose and was the no-observed adverse effect level, or NOAEL. We did not observe any treatment-related histopathologic toxicity or any changes in safety pharmacology parameters (cardiac, respiratory and neurological). All dose levels in the GLP toxicology study produced a greater than 80% reduction in the expression of DMPK across multiple skeletal muscles, suggesting that pharmacology was essentially saturated even at the lowest dose tested. Similar results were seen in a nine month GLP toxicology study. These data taken together with the data from cells from DM1 patients demonstrate marked and prolonged reductions in levels of DMPK mRNA expression, nM potency, along with reductions in nuclear foci and a return to more normal splicing patterns for key genes, suggesting that AOC 1001 has potential to be a potent, infrequently dosed therapy for people with DM1.
AOC 1020 for the Treatment of Facioscapulohumeral Muscular Dystrophy (FSHD)
We are developing AOC 1020 to treat the underlying cause of FSHD, one of the most common forms of muscular dystrophy. Our therapeutic strategy in FSHD is to use an AOC based on our proprietary mAb that targets TfR1 to deliver a siRNA targeted to DUX4 mRNA. In preclinical models, we observed siRNA-mediated DUX4 silencing in muscle cells from patients with FSHD. AOC 1020 is in clinical development in the Phase 1/2 FORTITUDE trial. The FDA and EMA have granted Orphan Designation for AOC 1020. The FDA also granted Fast Track Designation to AOC 1020 for the treatment of FSHD.
Phase 1/2 FORTITUDE clinical trial
In September 2022, the FDA cleared an IND for AOC 1020 to initiate the Phase 1/2 FORTITUDE trial in adult participants with facioscapulohumeral muscular dystrophy, or FSHD. The FORTITUDE trial is a randomized, placebo-controlled, double-blind, Phase 1/2 clinical trial designed to evaluate single and multiple doses of AOC 1020 in approximately 70 adult participants with FSHD. FORTITUDE will evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of AOC 1020 administered intravenously, with the primary objective being the safety and tolerability of AOC 1020 in FSHD patients. Activity of AOC 1020 will be assessed using key biomarkers, including magnetic resonance imaging, or MRI, measures of muscle volume and composition. Though the Phase 1/2 trial is not statistically powered to assess functional benefit, it will explore the clinical activity of AOC 1020 including measures of mobility and muscle strength as well as patient reported outcomes and quality of life measures. Participants will have the option to enroll in an open-label extension study at the end of the treatment period in the FORTITUDE study. In the first half of 2024, we plan to conduct a preliminary assessment in approximately half of the study participants in the FORTITUDE trial.

The majority of sites participating in the FORTITUDE trial are part of the FSHD clinical trial research network, or FSHD CTRN. We are partnering with the FSHD CTRN on the ongoing natural history study called Motor Outcomes to Validate Evaluations in FSHD (MOVE FSHD). We are sponsoring the MOVE Plus, or MOVE+, sub-study which is enrolling approximately 100 participants in the US. The goal of MOVE+ is to enhance the community's understanding of how to utilize whole-body MRI and other tools to identify specific biomarkers for FSHD that can accelerate and support future clinical trial design.
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
Current Treatment Landscape and Limitations
Currently there is no treatment for FSHD, and there are no therapies to treat the underlying cause of FSHD. Current approaches are focused on support for activities of daily living and mobility, improved functioning and lowering the risk of complications. They include physical therapy, exercise, pain management and orthopedic interventions.
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
We believe that the following specific characteristics of AOC 1020 position it to have advantages over historical and current efforts to develop an effective therapy for people with FSHD:
▪Addresses the underlying cause of the disease—AOC 1020 is designed to reduce the expression of the DUX4 mRNA, thereby reducing the expression of the DUX4 protein resulting in reduced expression of the downstream genes that are believed to cause FSHD. We believe these downstream genes can be used as biomarkers to assess the disease state and therapeutic activity.
▪Efficient delivery of drug substance to diseased cells— The TfR1 antibody component of the AOC is designed to facilitate efficient delivery to skeletal and cardiac muscle cells, an advantage over other companies' previous unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells. Once inside the muscle cells, the siRNA component of AOC 1020, siDUX4, acts to reduce levels of DUX4 mRNA. In preclinical models, we observed siRNA-mediated DUX4 silencing in muscle cells from patients with FSHD.
▪Reproducible and scalable therapeutic—As with all our AOCs, AOC 1020 is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.
Preclinical Data supporting AOC 1020
Results from preclinical studies in FSHD patient myotubes and in an FSHD mouse disease model showed potent inhibition of DUX4-mediated gene signature in skeletal muscles. Additional preclinical studies showed that a single intravenous dose with the murine version of AOC 1020 prevented development of muscle weakness demonstrated by three functional assays: i) treadmill running, ii) in vivo force and iii) compound muscle action potential. Data from a preclinical study conducted to assess pharmacology in the mouse model of FSHD showed robust, dose-dependent downregulation of DUX4 genes in skeletal muscle for eight weeks following a single intravenous dose of the murine version of AOC 1020.
Results from a non-GLP, pharmacokinetic/pharmacodynamic study in NHP showed that AOC 1020 produced a dose-dependent increase in siRNA plasma exposure following single doses, and AOC 1020 was observed to be stable in plasma with no evidence of degradation of the intact AOC. AOC 1020 also produced a dose-dependent increase in siRNA tissue exposure following single doses in a broad panel of muscle tissue.
We completed an IND-enabling GLP toxicology study of AOC 1020 in NHP which showed that AOC 1020 was generally well tolerated and supported advancement into the clinic, with no dose limiting toxicity observed in NHP at the highest dose tested. The study did not observe any treatment-related histopathologic toxicity, platelet or renal toxicity or any changes in safety pharmacology parameters (cardiac, respiratory and neurological). The highest dose tested in both NHP and murine models was the maximum feasible dose and was the NOAEL. We believe these data suggest that AOC 1020 has the potential to be a potent, infrequently dosed therapy for people with FSHD.
Our Duchenne Muscular Dystrophy (DMD) Programs
We are developing AOCs to treat the underlying cause of DMD, a monogenic, X-linked, recessive, neuromuscular disease that almost exclusively occurs in males. DMD is caused by mutations in the gene that encodes for dystrophin, a protein critical for the normal function of muscle cells. The oligonucleotides in our AOCs are designed to promote the skipping of specific exons to allow the production of the dystrophin gene product. Our most advanced DMD program, AOC 1044, is designed to treat people with DMD44 mutations amenable to Exon 44 skipping. AOC 1044 is in clinical development in the Phase 1/2 EXPLORE44 trial. Additionally, our ongoing preclinical development programs target additional exons involved in DMD, including Exon 45, and we intend to conjugate these individual oligonucleotides to our proprietary mAb targeting TfR1.
AOC 1044 Phase 1/2 EXPLORE44 clinical trial
In September 2022, the FDA cleared an IND for AOC 1044 to initiate the Phase 1/2 EXPLORE44 trial in healthy volunteers and participants with DMD44. The EXPLORE44 trial is a randomized, placebo-controlled, double-blind, Phase 1/2 clinical trial to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamic effects of single and multiple ascending doses of AOC 1044 administered intravenously, with the primary objective being the safety and tolerability of AOC 1044 in adult healthy volunteers and pediatric and adult participants with DMD44. The EXPLORE44 trial will assess exon skipping and dystrophin protein levels in participants with DMD44 and will also explore measures of muscle function, patient-reported outcomes and quality of life.
Participants with DMD44 will have the option to enroll in an extension study at the end of the treatment period in the EXPLORE44 trial. The overall development program for AOC 1044, which includes the EXPLORE44 trial and the extension study, is designed to potentially support accelerated approval in the United States. In the second half of 2023, the Company plans to present results from the healthy volunteer portion of the EXPLORE44 trial.

Disease Overview
In people with DMD, mutations in the affected gene hinder the production of normal levels of dystrophin protein, which is needed to maintain the integrity of muscle fibers. The absence of functional dystrophin leads to stresses and tears of muscle cell membranes, resulting in muscle cell death and the progressive loss of muscle function. A global database analysis characterized over 7,000 genetic mutations that cause DMD. DMD44 is ultra rare, constituting approximately 7% of DMD patients, approximately 900 of which are in the United States.
For people suffering from DMD, symptoms usually begin to manifest between three and five years of age. Affected people fail to reach developmental milestones or experience motor function challenges, such as difficulty walking or climbing stairs. Muscle wasting initially presents in the legs and pelvic area and later affects muscles of the shoulders, neck and arms, resulting in the inability to walk and dependence on a wheelchair for mobility, and later becoming paralyzed from the neck down and requiring a ventilator to breathe. Though disease severity and life expectancy vary, a patient’s quality of life dramatically decreases over time, and death typically occurs by early adulthood from either cardiac or respiratory complications. DMD occurs in approximately one in every 3,500 to 5,000 males born worldwide and is estimated to affect 10,000 to 15,000 people in the United States. The estimated prevalence of DMD in the European Union is similar to than that in the United States.
Current Treatment Landscape and Limitations
Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There are three approved unconjugated PMO-based oligonucleotide therapies, each addressing a specific mutation. However, these drugs, in addition to requiring weekly intravenous infusions, have demonstrated a less than 6% mean increase in dystrophin in clinical trials. The FDA-approved labels for these drugs state that a clinical benefit has not yet been established and continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. Additional approaches currently in clinical development include PPMOs and gene therapy. While there are therapies approved and multiple programs in clinical development for other exons, there are no therapies approved targeting Exon 44.
Our Solution
Our initial development efforts in DMD are focused on AOCs based on PMOs that can induce exon skipping for Exon 44 and additional exons, including Exon 45, conjugated to our proprietary mAb targeting TfR1. AOC 1044 is our lead program in development for DMD and targets Exon 44. We believe that our AOCs have the potential to increase the production of dystrophin in people with DMD for two reasons. First, because of recent advances in the understanding of the splicing process and placement of skipping agents on pre-mRNA described in published literature and based on these advances, we have screened for and identified PMOs with optimized skipping activity. Second, the mAb targeting TfR1 allows for more efficient delivery to muscle cells, therefore allowing for better uptake of the PMO. In preclinical studies, we also observed that our TfR1-based

AOCs induced exon skipping in cardiac muscle, which we believe may address some of the cardiomyopathies in people with DMD, a key complication of the disease. Based on their mechanism of action, we believe that our AOCs could have utility in several additional DMD mutations.
Preclinical Data Supporting AOCs in DMD
In preclinical studies, we observed that treatment of an mdx mouse with an AOC caused a greater than 50-fold increase in exon skipping compared to an equimolar dose of the unconjugated oligonucleotide. In an mdx mouse model of DMD, a widely accepted mouse model in DMD, we observed that conjugating an oligonucleotide designed to bind to a specific exon can induce exon skipping and production of dystrophin protein more efficiently than unconjugated oligonucleotides. Fourteen days following treatment with a single 8mg/kg dose of a mouse Exon 23-targeting PMO conjugated to a mouse-specific- mAb targeting TfR1, we observed an approximately 50-fold increase in the degree of splice switching as compared to an equimolar dose of the unconjugated PMO). Additional preclinical studies showed that an AOC approach targeting exon 23 in a murine model of DMD demonstrated exon skipping, dystrophin restoration and improved muscle function and serum biomarkers of muscle damage.
Preclinical Data Supporting AOC 1044
Data from a preclinical study of AOC 1044 in patient-derived myotubes showed dose-dependent dystrophin restoration, and a preclinical study in NHP observed dose-dependent exon skipping in skeletal and heart muscle with AOC 1044.
Additionally, in an IND-enabling GLP toxicology study of AOC 1044 in NHP, results showed that AOC 1044 was generally well tolerated and supported advancement into the clinic, with no dose limiting toxicity observed in NHP at the highest dose tested. The study did not observe any treatment-related histopathologic toxicity, platelet or renal toxicity or any changes in safety pharmacology parameters (cardiac, respiratory and neurological). The highest dose tested in both NHP and murine models was the maximum feasible dose and was the NOAEL. Results of a nine-month chronic toxicology study of AOC 1044 in NHPs was consistent with the results of the IND-enabling study. We believe these data suggest that AOC 1044 has the potential to be a potent therapy for people with DMD44.
Our Discovery Programs
Opportunities in Additional Skeletal Muscle Diseases, Cardiology and Immunology
We recently announced the advancement and expansion of our pipeline with multiple new research and development candidates to treat conditions in skeletal muscle, cardiology and immunology as part of our internal discovery efforts and our collaboration with Eli Lilly and Company, or Lilly, and Myokardia, a wholly-owned subsidiary of Bristol Myers Squibb. All of the preclinical programs have been engineered using our AOC platform technology. Internally, we added a rare cardiac program and a rare skeletal muscle program. Both programs utilize the transferrin antibody. The RNA targets for both remain undisclosed.
We are collaborating with Lilly for the discovery, development and commercialization of AOCs directed to up to six selected mRNA targets in immunology and other select indications outside of muscle. Through our research collaboration with Myokardia and our internal discovery efforts, we are expanding our development activities to include cardiac-specific indications.
We have multiple early stage research programs ongoing that look at other indications as well as new receptor and antibody pairs to target additional diseases, tissues and cell types with AOCs.
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
With respect to AOC 1001, there are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma, Ltd. for the congenital phenotype of DM1; DYNE-101, an antibody fragment, or Fab, linked oligonucleotide that is being evaluated outside of the US in a Phase 1/2 clinical trial by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by various companies collaborating with Vertex Pharmaceuticals, Inc., including Entrada Therapeutics, Inc.'s ENTR-701, an EEV-conjugated PMO. There are a growing number of companies in preclinical development pursuing different paths to treat DM1, including Design Therapeutics, Inc. and PepGen, Inc., and we expect that the space will continue to evolve as additional candidates advance.
There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: losmapimod, a repurposed p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc; RO7204239, a monoclonal antibody against latent myostatin, which is currently being evaluated in a Phase 2 clinical trial by F. Hoffmann-La Roche AG; There are a growing number of companies in preclinical development pursuing different paths to treat FSHD, including Arrowhead Pharmaceuticals, Dyne Therapeutics and miRecule, Inc./Sanofi S.A., and we expect that the space will continue to evolve as additional candidates advance.
Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are three FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 51; golodirsen for the treatment of people with DMD amenable to skipping Exon 53; and casimersen for the treatment of DMD in patients with a confirmed mutation amenable to exon 45 skipping. There is an FDA-approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: viltolarsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. We are developing treatments for DMD that target dystrophin mechanisms. Other companies pursuing a similar mechanism include Sarepta Therapeutics with SRP-5051, a PPMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Dyne Therapeutics with DYNE-251, a PMO conjugated to a Fab currently being evaluated in a Phase 1/2 clinical trial for patients amendable to Exon 51 skipping; Wave Life Sciences, Ltd. with WVE-N531, an unconjugated PN-modified exon-skipping oligonucleotide currently being evaluated in a Phase 1/2 clinical trial for patients amenable to Exon 53 skipping, PepGen with PGN-EDO51, a peptide-conjugated oligonucleotide for patients amenable to Exon 51 skipping completed a Phase 1 clinical trial, and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. While there are multiple programs in development for people with DMD amenable to skipping Exon 51 or 53, there are very few targeting Exon 44. NS Pharma, Inc. is running a Phase 1/2 trial with NS-089/NCNP-02 in people amenable to Exon 44 skipping in Japan. In December 2022, Entrada’s program ENTR-601-44 was placed on a clinical hold prior to initiating Phase 1 development. Companies are also approaching DMD with viral-vector based gene therapy programs that are more of a one-time treatment versus oligonucleotide-based exon skipping chronic treatments. Several companies are developing microdystrophin-based gene therapies, including Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 currently under FDA review for accelerated approval) REGENEXBIO (RGX-202) and Solid Biosciences Inc. (SGT-003). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. There are a growing number of companies in preclinical development pursuing different paths to treat DMD, including Capricor and Fibrogen, and we expect that the space will continue to evolve as additional candidates advance.
We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Company, Arrowhead Pharmaceuticals, Dyne Therapeutics, Ionis Pharmaceuticals, Inc., Sarepta Therapeutics, DTx Pharma, Inc., PepGen, PeptiDream Inc. and Bicycle Therapeutics plc, as well as gene therapy and CRISPR approaches.
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
We believe that we have a significant global intellectual property position and substantial know-how relating to our AOC product candidates and our technology platform. As of December 31, 2022, our intellectual property portfolio consisted of 21 issued U.S. patents and 29 pending U.S. patent applications that we own. Collectively, these patent rights relate to various aspects of our AOC product candidates and technology platform. In addition, we have an exclusive option to an exclusive license to certain patent rights from the University of Alberta. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, New Zealand, Taiwan, and South Korea. We also file patent applications pursuant to the Patent Cooperation Treaty, or PCT. Our PCT patent applications are in the first phase of the PCT process, which is the international phase, in which patent protection is pending under a single patent application filed with the United States Patent and Trademark Office, or USPTO, as a contracting state of the PCT. These PCT patent applications have not yet entered the second phase of the PCT process, which is the national and regional phase, in which rights are continued by filing necessary documents with the patent offices of separate contracting states of the PCT. The national phase of the PCT patent application process occurs 30 months after the earliest priority date of the PCT patent application.
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
Intellectual Property Relating to AOC 1001
With regard to AOC 1001, as of December 31, 2022, we owned three issued U.S. patents, three pending U.S. patent applications, one granted foreign patent, and 23 pending patent applications in foreign jurisdictions. These patent rights relate to AOC 1001 composition of matter, formulations containing AOC 1001, methods of manufacturing, and methods of treating diseases, using AOC 1001. Any patents issued from these applications are expected to expire in 2038-2041; however, a patent term extension may be available.

Intellectual Property Relating to Our FSHD AOC Product Candidate
With regard to our FSHD AOC product candidate, as of December 31, 2022 we owned one issued U.S. patent, five pending U.S. patent applications, 11 pending patent applications in foreign jurisdictions, and one pending patent application filed pursuant to the PCT. These patent rights relate to the FSHD AOC composition of matter, formulations containing the FSHD AOC, methods of manufacturing, and methods of treating diseases, using our FSHD AOC. Any patents issued from these applications are expected to expire in 2041-2042; however, a patent term extension may be available.
Intellectual Property Relating to Our DMD AOC Product Candidates
With regard to our DMD AOC product candidates, as of December 31, 2022, we owned four issued U.S. patents, four pending U.S. patent applications, 25 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, and South Korea, and one pending patent application filed pursuant to the PCT. These patent rights relate to the DMD AOCs composition of matter, formulations containing the DMD AOCs, methods of manufacturing, and methods of treating diseases, using our DMD AOCs. Any patents issued from these applications are expected to expire in 2038-2043; however, a patent term extension may be available.
Intellectual Property Relating to Our Muscle Atrophy AOC Product Candidate
With regard to our muscle atrophy AOC product candidate, as of December 31, 2022 we owned four pending U.S. patent applications, and 11 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, and South Korea. These patent rights relate to the muscle atrophy AOC composition of matter, formulations containing the muscle atrophy AOC, methods of manufacturing, and methods of treating diseases, using our muscle atrophy AOC. Any patents issued from these applications are expected to expire in 2038; however, a patent term extension may be available.
Intellectual Property Relating to Our Pompe AOC Product Candidate
With regard to our Pompe AOC product candidate, as of December 31, 2022, we owned one pending U.S. application and one pending application in Europe. This application relates to the Pompe disease AOC composition of matter, formulations containing the Pompe disease AOC, methods of manufacturing, and method of treating diseases, using our Pompe disease AOC. Any patents issued from this application are expected to expire in 2041; however, a patent term extension may be available.
Intellectual Property Relating to Our AOC Product Platform
As of December 31, 2022, we owned 16 families of U.S. and foreign patents and patent applications generally covering our AOC product platform. These families include 18 issued U.S. patents, one issued foreign patent, 27 pending U.S. patent applications, two pending PCT patent applications and 110 pending foreign patent applications in the European Patent Office, Australia, Canada, China, Israel, Hong Kong, Japan, South Korea, Mexico, Singapore, New Zealand, and Taiwan, relating to key aspects and components of our AOC product platform systems. Our patent applications contain claims covering (i) proprietary antibodies; (ii) proprietary oligonucleotide chemical structures; (iii) proprietary oligonucleotide sequences; (iv) proprietary AOC structures; and (v) methods for manufacturing and using our AOC technologies. Some of these AOC platform cases generically cover our various product candidates. The issued U.S. patents and any U.S. patents issuing from our pending U.S. patent applications are expected to expire between 2037 and 2043.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2043, unless we receive patent term extension or patent term adjustment, or both.

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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the FDCA, PHSA, and other federal, state, and local statutes and regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in accordance with GLP regulations and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety, purity and potency of the proposed biologic for its intended use;
•submission to the FDA of a BLA after completion of all pivotal trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biological product is produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP; and
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.
Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human volunteers or patients with the target disease or condition. These studies are designed to test for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage. Multiple Phase 2 trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 trials.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product approval and labeling.
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
Expedited Development and Review Programs
A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of biological products that meet certain criteria. The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. For example, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally the sponsor of a drug receiving accelerated approval to perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the sponsor fails to conduct the required confirmatory trial in a timely manner or if such confirmatory trial fails to verify the predicted clinical benefit of the product.
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
Post-Approval Requirements
Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;

•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
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

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.
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
To market a medicinal product in the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization, or MA. There are two types of marketing authorizations:
•the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products, and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.
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

Pediatric investigation plan
In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.
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
Human Capital
As of February 15, 2023, we had 186 full-time employees, 67 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
Summary of Risk Factors
The principal risks and uncertainties affecting our business include the following:
•We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•We are early in our development efforts and have three product candidates in clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
•We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, including as a result of the partial clinical hold on our ongoing Phase 1/2 MARINA trial, our clinical development activities could be delayed or otherwise adversely affected.
•Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our AOC platform obsolete.
•Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.
•We rely on third parties to conduct our preclinical studies and clinical trials, and these parties may not perform satisfactorily.
•We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our business and our ability to develop and successfully commercialize products may be adversely affected.
•Our success depends on our ability to protect our intellectual property and our proprietary technologies.
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have three product candidates, AOC 1001, AOC 1020 and AOC 1044, in clinical development while all of our other development programs are in preclinical development or in the drug discovery stage. We commenced operations in 2012, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary AOC technology platform, identifying product candidates, establishing our intellectual property portfolio and conducting research and clinical and preclinical studies. Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $174.0 million, $118.0 million, and $44.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $358.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.
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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials and preclinical studies for our development programs and seek regulatory approval for our current product candidates and any future product candidates we may develop. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months. In particular, we expect that these funds will allow us to complete our Phase 1/2 MARINA trial for AOC 1001 in myotonic dystrophy type 1, or DM1, and advance AOC 1044 for Duchenne muscular dystrophy, or DMD, and AOC 1020 for facioscapulohumeral muscular dystrophy, or FSHD, in clinical development as well as to further advance our AOC platform in and beyond our muscle franchise. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in November 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

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
Our future capital requirements will depend on many factors, including, but not limited to:
•the type, number, scope, progress, expansions, results, costs and timing of, discovery, preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;
•the costs and timing of manufacturing for our product candidates and commercial manufacturing if any product candidate is approved;
•the costs, timing and outcome of regulatory review of our product candidates;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•the timing and amount of the milestone or other payments made to us under our Research Collaboration and License Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, or any future collaboration agreements;
•the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•costs associated with any products or technologies that we may in-license or acquire.
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
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
We are early in our development efforts and have three product candidates in clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are in the early stages of our development efforts and have three product candidates in clinical development. All of our other development programs are in the preclinical or drug discovery stage. We have invested substantially all of our efforts in developing our AOC platform, identifying potential product candidates and conducting preclinical and early clinical studies. We will need to progress our preclinical-stage candidates through IND-enabling studies and receive allowance from the U.S. Food and Drug Administration, or the FDA, or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies with favorable results, including those compliant with good laboratory practices, or GLP, toxicology studies, biodistribution studies and minimum effective dose studies in animals;
•acceptance of INDs by the FDA, or similar regulatory submissions by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
•successful enrollment in clinical trials and completion of clinical trials with favorable results;
•demonstrating safety, purity, potency and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
•receipt of marketing approvals from applicable regulatory authorities, including biologics license applications, or BLAs, from the FDA and maintaining such approvals;
•making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•maintaining an acceptable safety profile of our products following approval; and
•maintaining and growing an organization of people who can develop and commercialize our products and technology.
If we are unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Interim, topline and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
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
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.
Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we may not be able to meet expected timeframes for data readouts. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.
The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of AOC 1001, AOC 1044, AOC 1020 and other potential product candidates targeting rare muscle disorders, we do not know whether AOC 1001, AOC 1044, AOC 1020 or the other potential product candidates will perform in ongoing or future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our ongoing and future clinical trials in humans. Furthermore, for some indications that we are pursuing, there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in these studies, or in IND-enabling studies for any of our other development programs, this will delay clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and planned clinical trials will be successful. Any safety concerns observed in any of our preclinical studies or clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
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
Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. For example, the FDA placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of AOC 1001 in adults with myotonic dystrophy type 1, or DM1, in response to a serious adverse event reported in a single participant in the 4mg/kg cohort of the MARINA study. If we do not resolve the partial clinical hold on our expected timeline or if the results of the assessment do not support continued development, this may cause the trial to be delayed or not completed at all. Any delays in the commencement or completion of our ongoing and planned clinical trials for our current and any future product candidates could significantly affect our product development timelines and product development costs.
We do not know whether our planned trials will begin on time or if our ongoing or future clinical trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•any failure or delay in reaching an agreement with contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval from one or more institutional review boards, or IRBs;
•IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•changes to clinical trial protocol;
•clinical sites deviating from trial protocol or dropping out of a trial;
•manufacturing sufficient quantities of product candidate for use in clinical trials;
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, heath reasons or otherwise resulting from the novel strain of coronavirus, COVID-19;
•subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trial;
•subjects experiencing severe or unexpected drug-related adverse effects;
•occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;

•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;
•third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.
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
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. In particular, the FDA has placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of AOC 1001 as described in the risk factor titled, “Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.” Our inability to enroll a sufficient number of subjects for the MARINA trial or any of our ongoing or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
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
As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Although other oligonucleotide therapeutics have received regulatory approval, our AOCs, which combine oligonucleotides with a mAb, are a novel approach to oligonucleotide therapies, which may present enhanced risk and uncertainty for our product candidates compared to more well-established classes of therapies, or oligonucleotide or mAb-based therapies on their own. Moreover, there have been only a limited number of clinical trials involving the use of oligonucleotide therapeutics or the proprietary technology used in our AOC platform. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. In particular, the FDA has placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of AOC 1001 as described in the risk factor titled, “Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.” The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit approvals of such product, or seek an injunction against its manufacture or distribution;
•we may be required to recall a product or change the way such product is administered to patients;
•regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way a product is distributed, conduct additional clinical trials or change the labeling of a product or be required to conduct additional post-marketing studies or surveillance;
•we could be sued and held liable for harm caused to patients;
•sales of the product may decrease significantly, or the product could become less competitive; and
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
As an organization, we have never completed any clinical trials or submitted a BLA for regulatory approval and may be unable to do so for any of our product candidates.
We are early in our development efforts for our product candidates and we will need to successfully complete our ongoing Phase 1/2 clinical trials, and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market any of our product candidates, as well as complete IND-enabling studies for our preclinical product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we have not initiated or completed any late-stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. As interactions with the FDA may not be comprehensive, we cannot be certain how many clinical trials of AOC 1001 or any of our other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our product candidates.
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
The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:
•such authorities may disagree with the design or implementation of our or our collaborators’ current or future clinical trials;
•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;

•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•we or any of our current or future collaborators may be unable to demonstrate that a product candidate is safe and effective, and that product candidate’s clinical and other benefits outweigh its safety risks;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•such authorities may find deficiencies in the manufacturing processes, approval policies or facilities of our third-party manufacturers with which we or any of our current or future collaborators contract for clinical and commercial supplies;
•regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug or biologic as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or EMA’s, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have received orphan drug designation in the United States and the European Union for both AOC 1001 for the treatment of DM1 and AOC 1020 for the treatment of FSHD, and we may seek orphan drug designation for certain of our other product candidates. There can be no assurance that we will be able to maintain such designation or that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any additional indication for which we apply.
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
We may seek breakthrough therapy or fast track designation for some of our product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. In October 2021, the FDA granted fast track designation to AOC 1001 for the treatment of DM1 and to AOC 1020 for the treatment of FSHD. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review if the relevant criteria are met. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
Whether to grant breakthrough therapy or fast track designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate, including the fast track designations granted to AOC 1001 and AOC 1020, may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification of any granted designations.
We may conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We may conduct one or more of our clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not otherwise subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;
•foreign exchange fluctuations;
•compliance with foreign manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research; and
•diminished protection of intellectual property in some countries.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Our AOCs consist of a proprietary mAb conjugated with the oligonucleotide therapy. All of our mAbs are manufactured by starting with cells which are stored in a cell bank. We have multiple working cell banks and one master cell bank for our mAbs manufactured in accordance with cGMP and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing impacted by the need to replace the cell banks. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP could adversely affect our business in a number of ways, including:
•an inability to initiate clinical trials of our product candidates under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of our product candidates; and
•in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product candidates or any other future product candidates.
In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•breach of the manufacturing agreement by the third party;

•failure to manufacture our product according to our specifications;
•failure to manufacture our product according to our schedule or at all;
•misappropriation of our proprietary information, including our trade secrets and know-how; and
•termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. For example, we have a research collaboration with MyoKardia to evaluate the potential of AOCs in cardiac tissue. Such collaboration may not yield additional development or product candidates for our pipeline. We may not be successful in our efforts to establish or maintain such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may have to relinquish valuable rights to our future revenue streams, research programs, product candidates or AOC platform, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.
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
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our products; and
•injunctions or the imposition of civil or criminal penalties.
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
Our product candidates may not be commercially successful. Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:
•demonstration of clinical efficacy and safety compared to other more-established products;
•the indications for which our product candidates are approved;
•the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
•the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;
•any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•potential product liability claims;
•the timing of market introduction of our products as well as competitive drugs;
•the effectiveness of our or any of our current or potential future collaborators’ sales and marketing strategies; and
•unfavorable publicity relating to the product.
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
There are currently no therapies to treat the underlying cause of facioscapulohumeral muscular dystrophy, or FSHD. Products currently in development to treat FSHD include: creatine monohydrate, a supplement that enhances muscle performance, which is being evaluated in a Phase 2 clinical trial by Murdoch Children’s Research Institute; losmapimod, a p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 2 clinical trial by Fulcrum Therapeutics Inc. an antibody linked oligonucleotide in preclinical development by Dyne Therapeutics Inc.; and a ligand conjugated oligonucleotide in preclinical development by Arrowhead Pharmaceuticals.
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
We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Pharmaceuticals, Dyne Therapeutics, Ionis Pharmaceuticals, Sarepta Therapeutics, DTx Pharma, Inc., PepGen, Inc., PeptiDream Inc. and Bicycle Therapeutics, as well as gene therapy and CRISPR approaches.
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
Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our product candidates. If we obtain regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:
•different regulatory requirements for approval of drugs in foreign countries;
•reduced protection for intellectual property rights;
•the existence of additional third-party patent rights of potential relevance to our business;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is common;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our product candidates, which may change from time to time;
•coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products;
•the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•the timing and amount of the milestone or other payments we may receive under the Lilly Agreement; expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•the level of demand for any approved products, which may vary significantly;
•future accounting pronouncements or changes in our accounting policies; and
•the timing and success or failure of preclinical studies or clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.
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
We had 186 full-time employees as of February 15, 2023. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives.
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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expands eligibility criteria for Medicaid programs; expands the entities eligible for discounts under the Public Health program; increases the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.
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
We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.
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
If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our products;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of our management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•significant negative financial impact;
•the inability to commercialize our product candidates; and
•a decline in our stock price.
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
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers’ compensation, malicious invasion of our electronic systems, directors’ and officers’, employment practices, fiduciary liability, and product liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.
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
Our business, including ongoing and planned clinical trials and preclinical studies, and financial condition, is subject to risks arising from epidemic diseases such as the recent COVID-19 pandemic.
The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, presents substantial public health and economic challenges and has affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. The continuing spread of COVID-19 pandemic and any future epidemic diseases may cause disruptions that could severely impact our business, preclinical studies, planned clinical trials and financial condition.
The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Further, to the extent the COVID-19 pandemic or any other outbreak of an epidemic disease, adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or

NOLs, such NOLs will carry forward to offset future taxable income, if any, until such unused losses expire (if subject to expiration). At December 31, 2022, we had federal and state NOLs of approximately $172.9 million and $293.2 million, respectively.
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
In addition, our NOLs and other tax attributes are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Code, our federal NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOLs and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our initial public offering, or IPO, that was completed in June 2020, our subsequent public offerings or any future offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOLs and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Inflation could adversely affect our business and results of operations.
While inflation in the United States has been relatively low in recent years, during 2021 and 2022, the U.S. economy experienced a material level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our product candidate or utilize similar technology that are not covered by the claims of the patents that we license or may own;
•we might not have been the first to make the inventions covered by our current or future patent applications;
•we might not have been the first to file patent applications covering our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our current or future patent applications will not lead to issued patents;
•any patent issuing from our current or future patent applications may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and

•we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.
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
In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our licensors regarding intellectual property subject to a license agreement could include disputes regarding:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

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
Our stock price has been, and is likely to continue to be, volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•our ability to resolve the partial clinical hold on our ongoing Phase 1/2 MARINA trial and to enroll subjects in our other ongoing and future clinical trials;
•regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•regulatory developments in the United States and foreign countries;
•changes in the structure of healthcare payment systems;
•the success or failure of our efforts to develop, acquire or license additional product candidates;
•innovations, clinical trial results, product approvals and other developments regarding our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•manufacturing, supply or distribution delays or shortages;
•any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
•achievement of expected product sales and profitability;
•variations in our financial results or those of companies that are perceived to be similar to us;
•market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•trading volume of our common stock;
•an inability to obtain additional funding;
•sales of our stock by insiders and stockholders;
•general economic, industry and market conditions, other events or factors, many of which are beyond our control;
•additions or departures of key personnel; and
•intellectual property, product liability or other litigation against us.
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
At December 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 60% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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
The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of inflation, military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including on Russia and its allies, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting and “pay versus performance” disclosure requirements to which we are subject. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. For example. to comply with the requirements of being a reporting company under the Exchange Act, we are in the process of upgrading our information technology systems; implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. In January 2022, we implemented a new enterprise resource planning/accounting system. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis could materially and adversely affect our business and operations. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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
Holders of Common Stock
As of February 14, 2023, there were approximately 33 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Performance Graph
The following stock performance graph illustrates a comparison from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2022, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 12, 2020 at the opening trading price of $18.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

STOCK PRICE PERFORMANCE GRAPH
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
6/12/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Avidity Biosciences, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we did not issue or sell any unregistered securities.
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
As of December 31, 2022, we have used approximately $191.1 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020.
Issuer Repurchases of Equity Securities
None.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. For the comparison of the financial results for the fiscal years ended December 31, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022 .
References to “Avidity,” “we,” “us” and “our” refer to Avidity Biosciences, Inc.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with RNA therapeutics. Our advancing and expanding pipeline has three programs in clinical development. AOC 1001 is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the ongoing MARINA™ trial and MARINA open label extension study, or MARINA-OLE™. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs the company is developing for DMD. Avidity has broadened the reach of AOCs beyond muscle tissues including cardiology and immunology with a pipeline of development programs through internal discovery efforts and key partnerships as the company continues to deliver on the RNA revolution.
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials over the next two years. In 2023, we anticipate reporting the topline results from the AOC 1001 MARINA study as well as an early look at data from the MARINA-OLE study. We also anticipate reporting results from the healthy volunteer portion of the EXPLORE44 trial of AOC 1044 in the second half of 2023. In the first half of 2024, we plan to conduct a preliminary assessment in approximately half of the study participants in the AOC 1020 FORTITUDE trial.
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research and preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, sales agreements, and under collaboration and research service agreements. Please see the section below entitled "Liquidity and Capital Resources" for further information on the capital raised since inception and the Company’s future capital requirements.
We have incurred operating losses in each year since inception. Our net losses were $174.0 million, $118.0 million and $44.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $358.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
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
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, we entered into a Research Collaboration and License Agreement with Eli Lilly and Company, or Lilly, (the Lilly Agreement) for the discovery, development, and commercialization of AOC products in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, we and Lilly will collaborate on preclinical research and discovery activities for such products, with Lilly being responsible for funding the cost of such activities by both parties. Lilly will also lead the clinical development, regulatory approval and commercialization of all such products, at its sole cost. We granted Lilly an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under our technology to research, develop, manufacture, and sell products containing AOCs that are directed to up to six mRNA targets. We retain the right to use our technology to perform our obligations under the agreement and for all purposes not granted to Lilly. Lilly paid us an upfront license fee of $20.0 million in 2019, and we are eligible to receive up to $60.0 million in development milestone payments per target, up to $140.0 million in regulatory milestone payments per target and up to $205.0 million in commercialization milestone payments per target. We are eligible to receive a tiered royalty ranging from the mid-single to low-double digits from Lilly on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products, and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.
Components of Results of Operations
Revenue
Our revenue to date has been derived from payments received under the Lilly Agreement and other license and research collaboration agreements. For the foreseeable future, we may generate revenue from reimbursements of services under the Lilly Agreement, as well as a combination of upfront payments and milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for our product candidates, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
Operating Expenses
Research and Development
Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, and the preclinical and clinical development of our product candidates. Our research and development expenses include:
•external costs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturers, consultants, and our scientific advisors; and

•internal costs, including;
•employee-related expenses, including salaries, benefits, and stock-based compensation;
•the costs of laboratory supplies and acquiring, developing, and manufacturing preclinical study materials; and
•facilities, information technology, and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment.
Research and development costs, including costs reimbursed under the Lilly Agreement, are expensed as incurred, with reimbursements of such amounts being recognized as revenue. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.
At any one time, we are working on multiple programs. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs.
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
Our development costs may vary significantly based on factors such as:
•the number and scope of clinical, preclinical and IND-enabling studies;
•the timing and likelihood of resolution of the partial clinical hold on our ongoing Phase 1/2 MARINA clinical trial;
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing our product candidates;
•the phase of development of our product candidates; and

•the efficacy and safety profile of our product candidates.
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for employees in our executive, finance, accounting, legal, business development, and support functions. Other general and administrative expenses include allocated facility, information technology, and depreciation related costs not otherwise included in research and development expenses, and professional fees for auditing, tax, intellectual property and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.
We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities and other corporate activities.
Other Income (Expense)
Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and marketable securities.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years presented (in thousands):

	Year Ended December 31,		Change
	2022	2021
Revenue	$9,224	$9,326	$(102)
Research and development expenses	150,404	101,182	49,222
General and administrative expenses	37,733	26,195	11,538
Other income (expense)	4,918	42	4,876
Revenue
Revenue of $9.2 million and $9.3 million for the years ended December 31, 2022 and 2021, respectively, was primarily derived from the Lilly Agreement. The change was primarily due to a decrease in direct reimbursable collaboration-related expenses resulting in lower corresponding revenue under the Lilly Agreement.
Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the years presented (in thousands):

	Year Ended December 31,		Change
	2022	2021
External costs:
AOC 1001	$19,878	$22,081	(2,203)
AOC 1020	14,287	8,873	5,414
AOC 1044	10,052	14,799	(4,747)
Other programs	14,774	6,308	8,466
Unallocated	26,134	6,922	19,212
Total external costs	85,125	58,983	26,142
Internal costs:
Employee-related expenses	48,972	31,751	17,221
Facilities, lab supplies, and other	16,307	10,448	5,859
Total research and development expenses	$150,404	$101,182	$49,222
Research and development expenses were $150.4 million for the year ended December 31, 2022 compared to $101.2 million for the year ended December 31, 2021. The increase was primarily driven by the $26.1 million increase in external costs associated with upfront license costs, increased product development costs and clinical costs related to the progression of clinical trials and preclinical studies in the following programs: a $5.4 million increase in costs related to the AOC 1020 program, $8.5 million increase in costs related to other potential programs, and $19.2 million in indirect costs primarily for the manufacturing of antibodies, partially offset by a $2.2 million decrease in costs related to the AOC 1001 program consistent with the clinical stage, and a $4.7 million decrease in costs related to the AOC 1044 program.
Internal costs increased by $23.1 million driven by a $17.2 million increase in employee-related expenses, including $11.2 million for salaries and benefits and $6.0 million for stock-based compensation, both due to increased headcount, and a $5.9 million increase of costs related to lab supplies and facilities costs.
General and Administrative Expenses
General and administrative expenses were $37.7 million for the year ended December 31, 2022 compared to $26.2 million for the year ended December 31, 2021. The increase of $11.5 million was primarily due to higher personnel costs, including $2.4 million for salaries and benefits, $4.1 million for stock-based compensation, and $3.1 million in professional fees to support our expanded operations.
Liquidity and Capital Resources
Sources of Liquidity
In June 2020, we completed our IPO of 18,720,000 shares of our common stock, including exercise of the underwriters' option to purchase additional shares, at a price to the public of $18.00 per share. Our aggregate net proceeds from the offering were $274.1 million, net of underwriting discounts, commissions and offering costs. In August 2021, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $18.00 per share, for aggregate net proceeds of $155.1 million, after deducting underwriting discounts, commissions and offering costs.
In July 2021, we entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through December 31, 2022, we have sold 8,552,361 shares of our common stock pursuant to the 2021 Sales Agreement and received net proceeds of $140.6 million, after deducting offering-related transaction costs and commissions.
On November 8, 2022, we entered into a new sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement described above. Under the 2022 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. Through the date of this filing, we have sold 943,461 shares of our common stock under the 2022 Sales Agreement and received net proceeds of $22.3 million, after deducting offering-related transaction costs and commissions.
On December 15, 2022, we completed a public offering of 13,800,000 shares of our common stock at a public offering price of $17.25 per share, for aggregate net proceeds of $223.8 million, after deducting underwriting discounts, commissions and offering costs.
Since our inception through December 31, 2022, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $38.1 million from funding under collaboration and research services agreements.
Future Capital Requirements
As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $610.7 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
•the type, number, scope, progress, expansions, results, costs, and timing of discovery, preclinical studies and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future;
•the costs and timing of manufacturing for our product candidates and commercial manufacturing if any product candidate is approved;
•the costs, timing, and outcome of regulatory review of our product candidates;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•the timing and amount of the milestone or other payments made to us under the Lilly Agreement or any future collaboration agreements;
•the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
•costs associated with any products or technologies that we may in-license or acquire.
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
Cash Flows
The following table summarizes our cash flows for the years presented (in thousands):

	Year Ended December 31,		Change
	2022	2021
Net cash provided by (used in):
Operating activities	$(136,268)	$(94,813)	$(41,455)
Investing activities	(189,955)	(82,517)	(107,438)
Financing activities	346,171	176,316	169,855
Net (decrease) increase in cash, cash equivalents and restricted cash	$19,948	$(1,014)	$20,962
Operating Activities
Net cash used in operating activities of $136.3 million and $94.8 million for the years ended December 31, 2022 and 2021, respectively, consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044, AOC 1020 and other potential programs. The increase is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $190.0 million for the year ended December 31, 2022 consisted of $355.8 million for purchases of marketable securities and $2.8 million in purchases of property and equipment, partially offset by $168.7 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $82.5 million for the year ended December 31, 2021 consisted of $85.4 million for purchases of marketable securities and $3.7 million in purchases of property and equipment, partially offset by $6.6 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $346.2 million for the year ended December 31, 2022 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2021 Sales Agreement and net proceeds from the issuance of common stock from the December 2022 public offering. Net cash provided by financing activities of $176.3 million for the year ended December 31, 2021 consisted primarily of net proceeds from the issuance of common stock in the August 2021 public offering and sales of our common stock made pursuant to the 2021 Sales Agreement, as well as proceeds from the exercise of stock options and issuance of common stock under the ESPP.
Contractual Obligations and Commitments
We have operating lease obligations related to our lease for office and laboratory space in San Diego, California. In June 2020, and as amended in December 2020, we entered into a non-cancellable operating lease for approximately 47,737 square feet of office and laboratory space, or the Lease, which commenced in November 2021. The Lease has a five-year initial term with a renewal option for an additional five years. Under the terms of the Lease, the initial monthly base rent of approximately $251,000 will increase to approximately

$282,000 during the last year of the Lease's initial term, and the first year includes five months of rent abatement. The total remaining base rent commitment for the initial term under the Lease is $12.7 million.
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
While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this annual report, we believe that the following accounting policies with financial estimates are the most critical to understanding and evaluating our historical and future performance.
Revenue Recognition
To date, all of our revenue has been derived from our collaboration and research agreements entered into with Lilly and various other parties. The terms of these arrangements include payments to us for the following: non-refundable, upfront license fees; development, regulatory, and commercial milestone payments; payments for research and development services provided by us or for manufacturing supply services we may provide through our contract manufacturers; and royalties on net sales of licensed products.
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
We estimate the fair value of our stock-based awards using the Black-Scholes model. The Black-Scholes model requires the use of subjective assumptions, including the expected volatility, expected term and expected dividend yield. These inputs are subjective and generally require judgment to develop. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized.
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
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking and money market accounts, as well as debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, due to the short- and intermediate-term nature of the instruments in our portfolio, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2022, as stated in its report dated February 28, 2023, which is included below.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Avidity Biosciences, Inc.
San Diego, California
Opinion on Internal Control Over Financial Reporting
We have audited Avidity Biosciences, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors, and employees, which is available on our website at www.aviditybiosciences.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.
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
ITEM 14.    Principal Accountant Fees and Services
The information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees” and is incorporated herein by reference.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
1.Financial Statements.
The financial statements of Avidity Biosciences, Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.
2.Financial Statement Schedules.
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
3.Exhibits.
A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.
ITEM 16.    Form 10-K Summary
None.

Avidity Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Avidity Biosciences, Inc.
San Diego, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Avidity Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Clinical Trial Accruals
As described in Note 2 to the financial statements, the Company has recorded $5.4 million of accrued clinical trial expenses for the estimated costs incurred but not yet billed or paid as of December 31, 2022. The Company makes estimates of accrued research and development expenses, including clinical trials, resulting from obligations under contracts with clinical research organizations (“CROs”), manufacturers, vendors and consultants. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Research and development expenses are reflected in the financial statements by matching those expenses with the period in which services and efforts are expended. In accruing for these activities, the Company obtains information from various sources and estimate the level of effort or expense allocated to each period.
We identified the determination of clinical trial accruals as a critical audit matter due to the application of significant management judgment over the estimate of services provided as of year-end. Specifically, the amount of accrued clinical trial expenses recognized is sensitive to the availability of information to make the estimate including: i) the estimate of the progress of the clinical trial and the level of effort expended and ii) start-up costs and patient enrollment as of the balance sheet date and the associated cost of such services. Auditing these elements involved especially subjective auditor judgement due to the nature of the audit evidence available to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Reviewing the Company’s contractual agreements with certain third parties and any related change orders to assess the impact to the amounts recorded including changes in scope and timing.
•Testing and evaluating the completeness of clinical accruals as of December 31, 2022 by comparing a sample of subsequent invoices received by the Company to the amounts recognized as of that date.
•Testing clinical accrual for completeness and accuracy by confirming amounts due as of December 31, 2022 and total expenses incurred for all services provided during the year directly with certain clinical research organizations.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2016.
San Diego, California
February 28, 2023

Avidity Biosciences, Inc.
Balance Sheets
(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$340,396	$320,448
Marketable securities	270,331	85,095
Prepaid and other assets	12,215	5,598
Total current assets	622,942	411,141
Property and equipment, net	6,254	4,805
Restricted cash	251	251
Right-of-use assets	8,755	10,784
Other assets	598	599
Total assets	$638,800	$427,580
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$32,572	$14,085
Accrued compensation	11,190	8,940
Lease liabilities, current portion	3,105	1,769
Deferred revenue, current portion	5,041	4,864
Total current liabilities	51,908	29,658
Lease liabilities, net of current portion	7,582	9,960
Deferred revenue, net of current portion	1,235	6,532
Total liabilities	60,725	46,150
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 69,768 and 47,754 at December 31, 2022 and 2021, respectively	7	5
Additional paid-in capital	939,310	566,161
Accumulated other comprehensive loss	(2,698)	(187)
Accumulated deficit	(358,544)	(184,549)
Total stockholders’ equity	578,075	381,430
Total liabilities and stockholders’ equity	$638,800	$427,580
See accompanying notes.

Avidity Biosciences, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$9,224	$9,326	$6,787
Operating expenses:
Research and development	150,404	101,182	37,602
General and administrative	37,733	26,195	13,462
Total operating expenses	188,137	127,377	51,064
Loss from operations	(178,913)	(118,051)	(44,277)
Other income (expense):
Interest income	4,975	104	206
Interest expense	—	—	(209)
Other expense	(57)	(62)	(75)
Total other income (expense)	4,918	42	(78)
Net loss	(173,995)	(118,009)	(44,355)
Other comprehensive loss:
Net unrealized losses on marketable securities	(2,511)	(182)	(5)
Comprehensive loss	$(176,506)	$(118,191)	$(44,360)
Net loss per share, basic and diluted	$(3.34)	$(2.85)	$(2.05)
Weighted-average shares outstanding, basic and diluted	52,162	41,428	21,663
See accompanying notes.

Avidity Biosciences, Inc.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	37,267	$134,720	2,989	$—	$(43,172)	$—	$(22,185)	$(65,357)
Issuance of Series C convertible preferred stock, net of issuance costs of $100	538	2,200	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $24,026	—	—	16,560	2	274,052	—	—	274,054
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(37,805)	(136,920)	17,921	2	136,918	—	—	136,920
Reclassification of warrant liability to equity due to adjustment from preferred stock warrant to common stock warrant upon completion of initial public offering	—	—	—	—	120	—	—	120
Cashless exercise of common stock warrants	—	—	16	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	54	—	22	—	—	22
Issuance of common stock under employee stock purchase plan	—	—	29	—	444	—	—	444
Vesting of early exercise options	—	—	—	—	70	—	—	70
Stock-based compensation	—	—	—	—	4,310	—	—	4,310
Net loss	—	—	—	—	—	—	(44,355)	(44,355)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Balance at December 31, 2020	—	$—	37,569	$4	$372,764	$(5)	$(66,540)	$306,223
Issuance of common stock in public offerings, net of issuance costs of $11,262	—	—	9,980	1	174,676	—	—	174,677
Issuance of common stock upon exercise of stock options	—	—	172	—	930	—	—	930
Issuance of common stock under employee stock purchase plan	—	—	33	—	709	—	—	709
Vesting of early exercise options	—	—	—	—	26	—	—	26
Stock-based compensation	—	—	—	—	17,056	—	—	17,056
Net loss	—	—	—	—	—	—	(118,009)	(118,009)
Other comprehensive loss	—	—	—	—	—	(182)	—	(182)
Balance at December 31, 2021	—	$—	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock in public offerings, net of issuance costs of $18,230	—	—	21,572	2	344,614	—	—	344,616
Issuance of common stock upon exercise of stock options	—	—	351	—	470	—	—	470
Issuance of common stock under employee stock purchase plan	—	—	91	—	922	—	—	922
Vesting of early exercise options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	27,139	—	—	27,139
Net loss	—	—	—	—	—	—	(173,995)	(173,995)
Other comprehensive loss	—	—	—	—	—	(2,511)	—	(2,511)
Balance at December 31, 2022	—	$—	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075

See accompanying notes.

Avidity Biosciences, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(173,995)	$(118,009)	$(44,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,387	639	373
Stock-based compensation expense	27,139	17,056	4,310
Amortization of premiums and discounts on marketable securities, net	(615)	179	9
Other non-cash adjustments	—	(16)	214
Changes in operating assets and liabilities:
Prepaid and other assets	(6,616)	(2,510)	(2,444)
Accounts payable and accrued liabilities	18,315	6,043	5,749
Accrued compensation	2,250	5,788	1,838
Operating lease right-of-use assets and liabilities, net	987	461	289
Deferred revenue	(5,120)	(4,444)	(3,100)
Net cash used in operating activities	(136,268)	(94,813)	(37,117)
Cash flows from investing activities
Purchases of marketable securities	(355,837)	(85,357)	(6,693)
Maturities of marketable securities	168,705	6,580	—
Purchases of property and equipment	(2,823)	(3,740)	(1,092)
Net cash used in investing activities	(189,955)	(82,517)	(7,785)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	344,779	174,677	274,054
Proceeds from the issuance of common stock under employee incentive equity plans	1,392	1,639	466
Payments on long-term debt	—	—	(4,683)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	—	2,200
Net cash provided by financing activities	346,171	176,316	272,037
Net (decrease) increase in cash, cash equivalents and restricted cash	19,948	(1,014)	227,135
Cash, cash equivalents and restricted cash at beginning of period	320,699	321,713	94,578
Cash, cash equivalents and restricted cash at end of period	$340,647	$320,699	$321,713

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$571
Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$12,074	$936
Costs incurred, but not paid, in connection with public offering included in accounts payable and accrued liabilities	$163	$—	$—
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$233	$220	$118
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$—	$136,920
See accompanying notes.

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
In addition, each of the following occurred in connection with the completion of the IPO:
•the conversion of all outstanding shares of convertible preferred stock into 17,921,069 shares of the Company’s common stock;
•the adjustment of an outstanding warrant to purchase convertible preferred stock into a warrant to purchase 7,809 shares of the Company’s common stock; and
•the amendment and restatement of the Company’s certificate of incorporation, authorizing 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock.
Liquidity
Subsequent to its IPO in 2020, the Company has raised an aggregate of $519.3 million in additional capital in the public markets through 2022. As of December 31, 2022, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of December 31, 2022, the Company had an accumulated deficit of $358.5 million and cash, cash equivalents, and marketable securities of $610.7 million.
The Company believes that existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Form 10-K. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.
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

2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, stock-based compensation, and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the letter of credit required under the Company’s facility lease and is reported as a long-term asset in the accompanying balance sheets.
Marketable Securities
The Company’s marketable securities primarily consist of U.S. Government and corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2022, 2021, and 2020.
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary impairments recognized for the years ended December 31, 2022, 2021, and 2020.
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
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.

•Level 2—Observable inputs, such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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
Accounts Payable and Accrued Liabilities

(in thousands)	December 31,
	2022	2021
Accounts payable	$4,637	$2,806
Accrued non-clinical liabilities	22,535	10,583
Accrued clinical liabilities	5,400	696
Total accounts payable and accrued liabilities	$32,572	$14,085
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
See Note 5 (Collaboration, License and Research Agreements) for further information.
Research and Development Costs and Accruals
Research and development costs are expensed as incurred and include salaries, benefits and stock-based compensation associated with research and development personnel, third-party research and development expenses, license fees, laboratory supplies, facilities, overhead costs, and consultants. Nonrefundable advance payments for goods and services that will be used in future research and development activities are capitalized and recorded as expense in the period that the Company receives the goods or when services are performed.
The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.
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
The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2022, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by taxing authorities.
Leases
The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent Company's right to use an underlying asset for the lease term and lease liabilities represent Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components, and costs related to leases with terms of less than 12 months are expensed as incurred.
The Company has lease agreements that contain both lease and non-lease components. The Company does not separate lease components from non-lease components on its office and laboratory space leases.
Stock-Based Compensation
Stock-based compensation expense for stock option grants is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award with forfeitures recognized as incurred. Stock-based compensation expense for employee stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. These judgments directly affect the amount of compensation expense that will be recognized.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss for all periods presented.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. The Company has excluded 10,168, 33,600, and 123,285 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the years ended December 31, 2022, 2021, and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be anti-dilutive.

Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	December 31,
	2022	2021	2020
Common stock options issued and outstanding	9,352	5,778	3,788
Common stock subject to repurchase or forfeiture	5	15	69
ESPP shares pending issuance	5	3	1
Total	9,362	5,796	3,858
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
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 326), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates (ASUs) to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company was a smaller reporting company at the determination date, and therefore the new standard was adopted on January 1, 2023. The adoption of the new standard did not have a material impact on the Company's financial statements. The Company will continue to assess if there are any credit losses at each reporting period.
3.    Fair Value Measurements
The Company determines the fair value of its marketable securities based on one or more valuations from its investment and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$2,498	$2,498	$—	$—
Marketable securities:
U.S. Treasury securities	244,945	244,945	—	—
U.S. Government agency securities	4,966	—	4,966	—
Negotiable certificates of deposit	4,346	—	4,346	—
Corporate debt securities	16,074	—	16,074	—
Total	$272,829	$247,443	$25,386	$—

		Fair Value Measurements Using
As of December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$65,372	$65,372	$—	$—
Negotiable certificates of deposit	3,873	—	3,873	—
Corporate debt securities	15,850	—	15,850	—
Total	$85,095	$65,372	$19,723	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of December 31, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$230,349	$1	$(2,283)	$228,067
U.S. Government agency securities	1 or less	5,000	—	(34)	4,966
Negotiable certificates of deposit	1 or less	3,911	1	(57)	3,855
Corporate debt securities	1 or less	16,360	—	(286)	16,074
U.S. Treasury securities	1 - 2	16,919	—	(41)	16,878
Negotiable certificates of deposit	1 - 2	490	1	—	491
Total		$273,029	$3	$(2,701)	$270,331

As of December 31, 2021	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$2,492	$—	$(1)	$2,491
Negotiable certificates of deposit	1 or less	1,190	—	(1)	1,189
U.S. Treasury securities	1 - 2	63,034	—	(153)	62,881
Negotiable certificates of deposit	1 - 2	2,687	—	(3)	2,684
Corporate debt securities	1 - 2	15,879	—	(29)	15,850
Total		$85,282	$—	$(187)	$85,095
The unrealized losses on the Company’s marketable securities of $2.7 million as of December 31, 2022, $1.6 million of which were in a continuous unrealized loss position of greater than 12 months, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those marketable securities to be other-than-temporarily impaired at December 31, 2022.
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
In consideration of the rights granted to Lilly under the Lilly Agreement, the Company received a one-time upfront fee of $20.0 million and is eligible to receive up to $60.0 million in development milestone payments, up to $140.0 million in regulatory milestone payments and up to $205.0 million in commercialization milestone payments per target. In addition, Lilly is obligated to reimburse the Company for research expenses, as defined in and incurred under the Lilly Agreement. Lilly is obligated to pay the Company a tiered royalty ranging from the mid-single to low-double digits on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products, and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Lilly’s royalty obligations and the Lilly Agreement will expire on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of the first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.
The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services and technical and regulatory support provided by the Company. At inception and through December 31, 2022, the Company has identified one performance obligation for all the deliverables under the Lilly Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period in which it expects to deliver its performance obligations. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. The Company recognized $1.0 million of additional revenue for the Lilly Agreement for the three months ended December 31, 2022 due to revisions in the total estimated collaboration expenses expected for the remaining collaboration period. In connection with the Lilly Agreement, the Company recognized revenue of $9.0 million, $9.1 million, and $6.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Collaboration receivables related to the Lilly Agreement were $2.1 million and $0.9 million as of December 31, 2022 and 2021, respectively, which are included in prepaid and other assets on the balance sheets.
A reconciliation of the closing balance of deferred revenue related to the Lilly Agreement for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Balance at December 31, 2020	$15,840
Revenue recognized	(4,732)
Balance at December 31, 2021	11,108
Revenue recognized	(4,933)
Balance at December 31, 2022	$6,175
Research Agreement with MyoKardia, Inc.
In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized an immaterial amount of revenue in each of the periods presented.
6.    Property and Equipment, net
Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$7,217	$4,775
Computers and software	116	116
Office furniture and equipment	1,792	1,398
Leasehold improvements	249	249
Property and equipment, gross	9,374	6,538
Less accumulated depreciation	(3,120)	(1,733)
Total property and equipment, net	$6,254	$4,805
Depreciation expense related to property and equipment was $1.4 million, $0.6 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
7.    Commitments and Contingencies
Lease Agreements
The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception and accounts for the arrangement under the relevant accounting literature. During the periods presented, the Company was party to various non-cancellable office and laboratory space operating leases and short-term leases. Under the relevant guidance, the Company recognizes operating lease right-of-use (ROU) assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Short-term leases are not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.

As of December 31, 2022, the Company’s ROU assets and liabilities related to the operating lease for the Company headquarters are as follows (in thousands):

ROU assets	$8,755

Lease liabilities, current portion	$3,105
Lease liabilities, net of current portion	7,582
Total lease liabilities	$10,687
As of December 31, 2022, maturities of the lease liabilities due under the operating lease are as follows (in thousands):

Year ending December 31,
2023	$3,105
2024	3,199
2025	3,295
2026	3,111
Total lease payments	12,710
Less imputed interest	(2,023)
Total operating lease liabilities	10,687
Less lease liabilities, current portion	(3,105)
Lease liabilities, net of current portion	$7,582
Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid included in operating cash flows	$1,762	$234	$163
Weighted-average remaining lease term (in years)	3.9	4.9	—
Weighted-average discount rate	5.5%	5.5%	—%
Rent expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating leases	$2,749	$946	$453
Short-term leases	93	216	36
Total rent expense	$2,842	$1,162	$489
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued.
Contractual Obligations
The Company enters into contracts in the normal course of business for contract research services, contract manufacturing services, professional services, and other services and products for operating purposes. These contracts may include certain provisions that could require payments for early termination. The amount of any such termination payments will vary depending on the timing of the termination and the specific terms of the contract.
8.    Stockholders’ Equity
Amended and Restated Certificate of Incorporation
On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. There was no preferred stock outstanding as of December 31, 2022, 2021, or 2020.
Common Stock
On June 16, 2020, the Company completed its IPO in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs of $24.0 million, were $274.1 million.
On July 2, 2021, the Company entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the 2021 Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). During the years ended December 31, 2022 and 2021, the Company sold 7,771,812 and 780,549 shares of its common stock, respectively, pursuant to the 2021 Sales Agreement and received net proceeds of $121.1 million and $19.6 million, respectively, after deducting offering-related transaction costs and commissions of $3.7 million and $0.7 million, respectively.
On August 6, 2021, the Company completed a public offering of 9,200,000 shares of its common stock at a public offering price of $18.00 per share. The net proceeds from the offering were $155.1 million, after deducting underwriting discounts, commissions and offering costs of $10.5 million. The shares sold in the offering were registered pursuant to the Company’s Shelf Registration Statement.
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement. Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. See Note 10 (Subsequent Events) for information on additional shares sold after December 31, 2022.
On December 15, 2022, the Company completed a public offering of 13,800,000 shares of its common stock at a public offering price of $17.25 per share. The net proceeds from the offering were $223.8 million, after deducting underwriting discounts, commissions and offering costs of $14.3 million. The shares sold in the offering were registered pursuant to the Company’s Shelf Registration Statement.
Convertible Preferred Stock
Through December 2019, the company issued an aggregate of 37,267,331 shares of convertible preferred stock and issued an additional 537,232 shares of convertible preferred stock in January 2020. In connection with the completion of the IPO in June 2020, all of the outstanding shares of convertible preferred stock were converted into 17,921,069 shares of the Company’s common stock.
Equity Incentive Plans
The Company's board of directors adopted, and the company's shareholders approved, the 2013 Equity Incentive Plan (the 2013 Plan) and the 2020 Incentive Award Plan (the 2020 Plan). Under the plans, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-

employee directors or consultants of the Company. The Company ceased granting awards under the 2013 Plan in June 2020 upon adopting the 2020 Plan.
A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. Through December 31, 2022, 4,266,161 additional shares were reserved for issuance under the 2020 Plan.
In December 2022, the Company’s board of directors adopted the 2022 Employment Inducement Incentive Award Plan (the Inducement Plan). Under the Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company or an affiliate. A total of 1,500,000 shares of common stock were reserved for issuance under the Inducement Plan.
Stock Options
Options granted from the 2013 Plan, 2020 Plan, and the Inducement Plan are exercisable at various dates and will expire no more than ten years from their date of grant. Options generally vest over a four-year period. Prior to the IPO, the exercise price of options was determined by the Company’s board of directors. Following the IPO, the Company grants options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant.
Stock option activity in 2022 for employee and non-employee awards and related information is as follows (in thousands, except per share and contractual term data):

	Shares Available for Grant	Number of Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	2,575	5,778	$14.49
Additional shares authorized under 2020 Plan	2,387	—
Shares authorized under Inducement Plan	1,500	—
Granted	(4,450)	4,450	15.42
Exercised	—	(351)	1.34
Forfeited/expired	525	(525)	17.05
Balance at December 31, 2022	2,537	9,352	$15.28	8.34	$72,280
Vested and expected to vest at December 31, 2022		9,352	$15.28	8.34	$72,280
Exercisable at December 31, 2022		3,659	$13.42	7.64	$36,120
The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at December 31, 2022 and the exercise price of stock options that had strike prices below the closing price.
The following summarizes additional information regarding stock options (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Cash received from options exercised	$470	$930	$53
Intrinsic value of options exercised	$6,724	$3,436	$516
Weighted-average grant date fair value per share	$11.11	$16.78	$11.63
The total intrinsic values of options exercised were calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.
Employee Stock Purchase Plan
In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 90,535, 33,147, and 28,979 shares of common stock under the ESPP during the years ended December 31, 2022, 2021, and 2020, respectively. The Company had an outstanding liability of $78 thousand at December 31, 2022, which is included in accounts payable and accrued liabilities on the balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of December 31, 2022, 548,028 shares of common stock were available for issuance under the ESPP.
Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Risk-free interest rate	1.5% - 4.2%	0.5% - 1.3%	0.3% - 1.5%	2.2% - 4.7%	0.1%	0.1% - 0.2%
Expected volatility	85%	86% - 88%	88% - 92%	78% - 79%	69% - 75%	75% - 96%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.4 - 6.1	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%	—%	—%	—%
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
Expected Term. The Company's limited option exercise history does not provide a reasonable basis for estimating expected term, therefore the Company has estimated the expected life of its stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected life assumption for employee stock purchases under the ESPP is six months to conform with the six-month ESPP offering period.
Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development expense	$15,222	$9,228	$1,895
General and administrative expense	11,917	7,828	2,415
Total stock-based compensation expense	$27,139	$17,056	$4,310
As of December 31, 2022, the unrecognized compensation cost related to outstanding time-based options was $65.1 million, which is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2022, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 0.5 years.
9.    Income Taxes
The Company operated as a nontaxable partnership until its conversion on March 31, 2019. The Company had deferred tax assets in existence on March 31, 2019 when the Company became a taxable entity. The Company has retained a valuation allowance on these deferred tax assets due to the uncertainty that such assets will be realized.
No provision for income taxes was recorded for the years ended December 31, 2022, 2021, and 2020.
A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at statutory rates	$(36,539)	$(24,784)	$(9,315)
State income tax, net of federal benefit	(11,821)	(7,868)	(3,004)
Permanent items	1,078	210	1
Reserve for uncertain tax positions	2,583	1,170	398
Research and development tax credits	(9,983)	(4,792)	(1,639)
Valuation allowance	54,093	35,326	13,488
Other	589	738	71
Income tax expense (benefit)	$—	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2022, and 2021 are shown below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$56,854	$41,443
Section 174 R&E capitalization	25,039	—
Research and development tax credits	12,947	5,586
Deferred revenue	1,762	3,117
Accrued expenses	3,909	477
Intangibles and fixed assets	1,822	2,137
Lease liability	3,000	3,291
Stock-based compensation	8,614	3,668
Total deferred tax assets	113,947	59,719
Less valuation allowance	(111,489)	(56,693)
Net deferred tax assets	2,458	3,026
Deferred tax liabilities:
Right-of-use asset	(2,458)	(3,026)
Total deferred tax liabilities	(2,458)	(3,026)
Net deferred tax assets	$—	$—
The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be released. The change in the valuation allowance was an increase of $54.8 million and $35.4 million for the years ended December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had federal and state net operating loss (NOL) carryforwards of $172.9 million and $293.2 million, respectively. The state NOLs begin to expire in 2039 unless previously utilized.
At December 31, 2022, the Company had federal and state research and development tax credits of $9.0 million and $4.8 million, respectively. The federal research and development tax credits begin to expire in 2039 unless previously utilized, and the state credits carry forward indefinitely. At December 31, 2022, the Company had federal orphan drug tax credits of $4.6 million, which begin to expire in 2041.
Pursuant to IRC Section 382 and Section 383, the Company’s ability to use NOL and R&D tax credit carryforwards (tax attribute carryforwards) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company is in the process of completing an ownership change analysis pursuant to IRC Section 382 through December 31, 2022. The analysis is expected to be completed in 2023. If ownership changes within the meaning of IRC Section 382 have occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income taxes in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets, along with the corresponding valuation allowance, associated with such tax attributes could be significantly reduced upon an ownership change within the meaning of IRC Section 382. Due to the existence of the valuation allowance, changes in the Company’s deferred tax assets from any such limitation will not impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$1,996	$671	$156
Increases related to current year positions	2,614	1,283	446
Increases related to prior year positions	161	42	62
Other true up	—	—	7
Gross unrecognized tax benefits at the end of the year	$4,771	$1,996	$671
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
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2022 or 2021.
As of December 31, 2022, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by U.S. federal and various state taxing authorities.
10.    Subsequent Events
From January 1, 2023 through February 28, 2023, the Company sold 943,461 shares of its common stock pursuant to the 2022 Sales Agreement and received net proceeds of $22.3 million, after deducting offering-related transaction costs and commissions.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Field Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/16/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	6/16/2020	3.2

4.1	Form of Common Stock Certificate.	S-1	5/22/2020	4.1

4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among the Registrant and certain of its stockholders.	S-1	5/22/2020	4.2

4.3	Description of Registrant's Securities	10-K	3/15/2021	4.3

10.1#	Avidity Biosciences, Inc. 2013 Amended and Restated Equity Incentive Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1	5/22/2020	10.1

10.2#
Avidity Biosciences, Inc. 2020 Incentive Award Plan, including form of stock option grant notice and stock option agreement and form of restricted stock unit grant notice and restricted stock unit agreement thereunder.
					X

10.3#	Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	6/8/2020	10.3

10.4#	Non-Employee Director Compensation Program.	10-Q	8/9/2022	10.4

10.5#
Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan, including form of stock option grant notice and stock option agreement and form of restricted stock unit grant notice and restricted stock unit agreement thereunder.
					X

10.6#	Employment Letter Agreement, dated May 15, 2020, by and between Sarah Boyce and the Registrant.	S-1	5/22/2020	10.5

10.7#	Employment Letter Agreement, dated February 23, 2023, by and between Arthur A. Levin, Ph.D. and the Registrant.				X

10.8#	Employment Letter Agreement, dated May 14, 2020, by and between Michael F. MacLean and the Registrant.	S-1	5/22/2020	10.8

10.9#	Employment Agreement, dated August 14, 2020, by and between Teresa McCarthy and the Registrant.	10-Q	5/10/2022	10.1

10.10#	Employment Agreement, dated December 8, 2020, by and between W. Michael Flanagan, Ph.D. and the Registrant.	10-K	3/15/2021	10.10

10.11#	General Release of Claims, dated August 30, 2021, by and between Avidity Biosciences, Inc. and Jae B. Kim, M.D.	10-Q	11/9/2021	10.2

10.12#	Consulting Agreement, dated January 22, 2022, by and between Joseph Baroldi and the Registrant	10-K	03/1/22	10.12

10.13#	Form of Indemnification Agreement for Directors and Officers.	S-1	5/22/2020	10.11

10.14†	Research Collaboration and License Agreement, dated April 17, 2019, by and between Eli Lilly and Company and the Registrant.	S-1	5/22/2020	10.12

10.15	Lease Agreement, dated March 31, 2014, as amended, by and between ARE-10933 North Torrey Pines, LLC and the Registrant.	S-1/A	6/8/2020	10.14

10.16	Amended and Restated Lease Agreement, dated December 18, 2020, by and between ARE-SD Region No. 44, LLC and the Registrant.	10-K	3/15/2021	10.14

10.17	Sales Agreement, dated July 2, 2021, between Avidity Biosciences, Inc. and Cowen and Company, LLC	8-K	7/2/2021	1.1

10.18	Sales Agreement, dated November 8, 2022, between Avidity Biosciences, Inc. and Cowen and Company, LLC	10-Q	11/8/2022	10.1

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.				X

31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sarah Boyce	President, Chief Executive Officer and	February 28, 2023
Sarah Boyce	Director (Principal Executive Officer)

/s/ Michael F. MacLean	Chief Financial and Chief Business Officer	February 28, 2023
Michael F. MacLean	(Principal Financial and Accounting Officer)

/s/ Troy Wilson	Chairman of the Board of Directors	February 28, 2023
Troy Wilson, Ph.D., J.D.

/s/ Carsten Boess	Director	February 28, 2023
Carsten Boess

/s/ Noreen Henig	Director	February 28, 2023
Noreen Henig, M.D.

/s/ Edward Kaye	Director	February 28, 2023
Edward Kaye, M.D.

/s/ Jean Kim	Director	February 28, 2023
Jean Kim

/s/ Arthur A. Levin	Director	February 28, 2023
Arthur A. Levin

/s/ Eric Mosbrooker	Director	February 28, 2023
Eric Mosbrooker

/s/ Tamar Thompson	Director	February 28, 2023
Tamar Thompson