Form 10-Q
period 2023-03-31
Avidity Biosciences, Inc.
filed 2023-05-09
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-39321
_____________________________________________________
Avidity Biosciences, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________

Delaware	46-1336960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10578 Science Center Drive, Suite 125 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
(858) 401-7900
(Registrant’s telephone number, including area code)
_____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2023, the registrant had 70,819,170 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Balance Sheets
(in thousands, except par value)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,710	$340,396
Marketable securities	467,590	270,331
Prepaid and other assets	10,847	12,215
Total current assets	597,147	622,942
Property and equipment, net	7,845	6,254
Restricted cash	251	251
Right-of-use assets	8,259	8,755
Other assets	474	598
Total assets	$613,976	$638,800
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$33,890	$32,572
Accrued compensation	6,009	11,190
Lease liabilities, current portion	3,129	3,105
Deferred revenue, current portion	5,057	5,041
Total current liabilities	48,085	51,908
Lease liabilities, net of current portion	6,976	7,582
Deferred revenue, net of current portion	—	1,235
Total liabilities	55,061	60,725
Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 70,813 and 69,768 at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	971,375	939,310
Accumulated other comprehensive loss	(1,529)	(2,698)
Accumulated deficit	(410,938)	(358,544)
Total stockholders’ equity	558,915	578,075
Total liabilities and stockholders’ equity	$613,976	$638,800
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$2,233	$1,795
Operating expenses:
Research and development	47,765	27,688
General and administrative	12,064	8,567
Total operating expenses	59,829	36,255
Loss from operations	(57,596)	(34,460)
Other income (expense):
Interest income	5,516	250
Other expense	(314)	(25)
Total other income	5,202	225
Net loss	(52,394)	(34,235)
Other comprehensive loss:
Net unrealized (losses) gains on marketable securities	1,169	(1,839)
Comprehensive loss	$(51,225)	$(36,074)
Net loss per share, basic and diluted	$(0.74)	$(0.71)
Weighted-average shares outstanding, basic and diluted	70,433	48,246
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock upon exercise of stock options	7	—	10	—	—	10
Vesting of early exercise options	—	—	1	—	—	1
Issuance of common stock in public offerings, net of issuance costs of $745	1,520	—	24,103	—	—	24,103
Stock-based compensation	—	—	6,238	—	—	6,238
Net loss	—	—	—	—	(34,235)	(34,235)
Other comprehensive loss	—	—	—	(1,839)	—	(1,839)
Balance at March 31, 2022	49,281	$5	$596,513	$(2,026)	$(218,784)	$375,708

Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock upon exercise of stock options	102	—	520	—	—	520
Issuance of common stock in public offering, net of issuance costs of $408	943	—	22,441	—	—	22,441
Stock-based compensation	—	—	9,104	—	—	9,104
Net loss	—	—	—	—	(52,394)	(52,394)
Other comprehensive income	—	—	—	1,169	—	1,169
Balance at March 31, 2023	70,813	$7	$971,375	$(1,529)	$(410,938)	$558,915
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(52,394)	$(34,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	391	314
Stock-based compensation expense	9,104	6,238
Amortization of premiums and discounts on marketable securities, net	(2,231)	164
Non-cash operating lease costs	688	689
Changes in operating assets and liabilities:
Prepaid and other assets	1,491	(2,080)
Accounts payable and accrued liabilities	1,158	4,957
Accrued compensation	(5,181)	(4,699)
Operating lease liabilities	(774)	—
Deferred revenue	(1,219)	(922)
Net cash used in operating activities	(48,967)	(29,574)
Cash flows from investing activities
Maturities of marketable securities	57,490	—
Purchases of marketable securities	(251,350)	(174,717)
Purchases of property and equipment	(1,820)	(758)
Net cash used in investing activities	(195,680)	(175,475)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	22,441	24,103
Proceeds from issuance of common stock under employee incentive equity plans	520	10
Net cash provided by financing activities	22,961	24,113
Net decrease in cash, cash equivalents and restricted cash	(221,686)	(180,936)
Cash, cash equivalents and restricted cash at beginning of period	340,647	320,699
Cash, cash equivalents and restricted cash at end of period	$118,961	$139,763

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$162	$—
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
Liquidity
On June 16, 2020, the Company completed its initial public offering (IPO), and it has since raised additional capital in the public markets as described further in Note 8 (Stockholders’ Equity).
To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of March 31, 2023, the Company had an accumulated deficit of $410.9 million and cash, cash equivalents and marketable securities of $586.3 million.
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
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on February 28, 2023.

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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023.
Marketable Securities
The Company’s marketable securities primarily consist of U.S. Government and corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses during the periods presented.
At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net income (loss). For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income. There have been no impairment or credit losses recognized during the periods presented.
The Company excludes the applicable accrued interest from both the fair value and amortized costs basis of the Company’s available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid and other assets on the balance sheets. The Company made an accounting policy election to (1) not measure an allowance for credit loss for accrued interest receivable, and (2) to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected.
See Note 4 (Marketable Securities) for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. The Company has not experienced any losses in its accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held.
Accounts Payable and Accrued Liabilities

(in thousands)	March 31, 2023	December 31, 2022
Accounts payable	$3,908	$4,637
Accrued non-clinical liabilities	26,325	22,535
Accrued clinical liabilities	3,657	5,400
Total accounts payable and accrued liabilities	$33,890	$32,572
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
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2023	2022
Common stock options	10,973	8,284
Restricted stock units	607	—
ESPP shares pending issuance	44	23
Total	11,624	8,307
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU 2016-13), Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology, and establishes additional disclosures related to credit risks. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of the new standard did not have a material impact on the Company’s condensed financial statements.

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
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of March 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$439,128	$439,128	$—	$—
U.S. Government agency securities	7,478	—	7,478	—
Negotiable certificates of deposit	6,795	—	6,795	—
Corporate debt securities	14,189	—	14,189	—
Total	$467,590	$439,128	$28,462	$—

		Fair Value Measurements Using
As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$2,498	$2,498	$—	$—
Marketable securities:
U.S. Treasury securities	244,945	244,945	—	—
U.S. Government agency securities	4,966	—	4,966	—
Negotiable certificates of deposit	4,346	—	4,346	—
Corporate debt securities	16,074	—	16,074	—
Total	$272,829	$247,443	$25,386	$—

4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of March 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$302,993	$31	$(1,396)	$301,628
U.S. Government agency securities	1 or less	7,500	—	(22)	7,478
Negotiable certificates of deposit	1 or less	4,401	—	(45)	4,356
Corporate debt securities	1 or less	14,309	—	(120)	14,189
U.S. Treasury securities	1 - 2	137,466	79	(45)	137,500
Negotiable certificates of deposit	1 - 2	2,450	—	(11)	2,439
Total		$469,119	$110	$(1,639)	$467,590

As of December 31, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$230,349	$1	$(2,283)	$228,067
U.S. Government agency securities	1 or less	5,000	—	(34)	4,966
Negotiable certificates of deposit	1 or less	3,911	1	(57)	3,855
Corporate debt securities	1 or less	16,360	—	(286)	16,074
U.S. Treasury securities	1 - 2	16,919	—	(41)	16,878
Negotiable certificates of deposit	1 - 2	490	1	—	491
Total		$273,029	$3	$(2,701)	$270,331
The unrealized losses on the Company’s marketable securities of $1.6 million as of March 31, 2023, $0.9 million of which were in a continuous unrealized loss position of greater than 12 months, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, there were no allowances for credit losses at March 31, 2023 and December 31, 2022.
Accrued interest receivable on available-for-sale securities was $1.6 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively. We have not written off any accrued interest receivable for the three months ended March 31, 2023 and 2022.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. In connection with the Lilly Agreement, the Company recognized revenue of $2.2 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Collaboration receivables related to the Lilly Agreement were $1.0 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively, which are included in prepaid and other assets on the condensed balance sheets.
Research Agreement with MyoKardia, Inc.
In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the

MyoKardia Agreement, the Company recognized an immaterial amount of revenue in each of the periods presented. Through March 31, 2023, the aggregate funding received from collaboration and research service agreements was $40.2 million. A reconciliation of the closing balance of deferred revenue is as follows (in thousands):

Balance at December 31, 2022	$6,276
Revenue recognized that was included in the balance at the beginning of the period	(1,219)
Balance at March 31, 2023	$5,057
6.    Property and Equipment, net
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$9,405	$7,217
Computers and software	127	116
Office furniture and equipment	1,575	1,792
Leasehold improvements	249	249
Property and equipment, gross	11,356	9,374
Less accumulated depreciation	(3,511)	(3,120)
Total property and equipment, net	$7,845	$6,254
Depreciation expense related to property and equipment was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
7.    Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the management’s judgment have a material adverse effect on the Company.
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
8.    Stockholders’ Equity
Amended and Restated Certificate of Incorporation
On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. There was no preferred stock outstanding during the periods presented in the condensed financial statements.
Common Stock
On July 2, 2021, the Company entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the 2021 Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). During the three months ended March 31, 2022, the Company sold 1,519,941 shares of its common stock pursuant to the 2021 Sales Agreement and received net proceeds of $24.1 million, after deducting offering-related transaction costs and commissions.
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement. Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. During the three months ended March 31, 2023, the Company sold 943,461 shares of its common stock pursuant to the 2022 Sales Agreement and received net proceeds of $22.4 million, after deducting offering-related transaction costs and commissions.
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
Stock Options
Stock option activity in the first quarter of 2023 for employee and non-employee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2022	9,352	$15.28
Granted	1,759	22.40
Exercised	(102)	5.08
Forfeited/expired	(36)	20.73
Outstanding at March 31, 2023	10,973	$16.50
Restricted Stock Unit Awards
During the three months ended March 31, 2023, under the 2020 Incentive Award Plan and the 2022 Employment Inducement Incentive Award Plan, the Company granted restricted stock units ("RSUs") to employees of the Company. RSUs are valued at the market price of a share of the Company’s stock on the date of grant. RSUs vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for RSUs is recognized on a straight-line basis over the four-year service period. Forfeitures are recorded in the period in which they occur.
The following table summarizes the RSU activity for the three months ended March 31, 2023 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	610	22.40
Vested	—	—
Forfeited	(3)	22.47
Unvested at March 31, 2023	607	$22.40
Employee Stock Purchase Plan
The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2023 and 2022, respectively. The Company had an outstanding liability of $0.6 million at March 31, 2023, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of March 31, 2023, 548,028 shares of common stock were available for issuance under the ESPP.
Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants were as follows:

	Options
	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.5% - 4.0%	1.5% - 1.9%
Expected volatility	81% - 82%	85%
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Expected dividend yield	—%	—%
Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
Expected Volatility. The expected volatility of stock options is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and Company's own volatility. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Prior to 2023, the Company exclusively used peer group companies to determine expected volatility.
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

The allocation of stock-based compensation expense for stock option and RSU awards and shares purchasable under the ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$5,272	$3,266
General and administrative expense	3,832	2,972
Total stock-based compensation expense	$9,104	$6,238
As of March 31, 2023, the unrecognized compensation cost related to outstanding time-based options and restricted stock units was $84.6 million and $13.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 3.8 years, respectively. As of March 31, 2023, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.2 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on February 28, 2023.
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
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our advancing and expanding pipeline has three programs in clinical development. AOC 1001 is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the completed MARINATM trial and the ongoing MARINA open label extension study, or MARINA-OLETM. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs the company is developing for DMD. AOC 1001 and AOC 1020 have both been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, AOC 1044 has been granted Fast Track Designation by the FDA.
In April 2023, we reported top-line data of AOC 1001 from the MARINA trial. The MARINA trial concluded with 38 participants enrolled at 1 mg/kg, 2 mg/kg and 4 mg/kg of AOC 1001. Results from the MARINA trial demonstrated:
•Directional improvement in multiple functional assessments including measures of myotonia, strength and mobility:
◦Myotonia was measured by video hand opening time (vHOT) and is a hallmark of DM1 where relaxation of key muscle groups is impaired

◦Measures of strength included the Quantitative Muscle Testing (QMT) total score which is based on six muscle groups from both the upper and lower body
◦Mobility was assessed by the 10-meter walk run test (10mWRT) and the Timed Up and Go test
◦The endpoints used in MARINA measure important aspects of the disease and correspond to those utilized in the ongoing END-DM1 natural history study
•Meaningful DMPK reduction and splicing changes in participants treated with AOC 1001
•Splicing changes followed by directional improvements in functional measures at 2 mg/kg and 4mg/kg doses of AOC 1001
•AOC 1001 demonstrated broad splicing improvements in more than a thousand genes impacted by DM1, confirming activity in the nucleus
•Favorable safety and tolerability profile of AOC 1001 with most adverse events mild or moderate.
In March 2023, we announced that discussions are ongoing with the FDA regarding the partial clinical hold on new participant enrollment in the MARINA Trial.
As previously disclosed, in September 2022, the FDA placed a partial clinical hold on new participant enrollment in the MARINA program after reviewing information we provided related to a serious adverse event (“SAE”) reported in a single participant in the 4 mg/kg cohort of the MARINA trial. As previously disclosed, the SAE was classified by the investigator as drug related. We conducted a thorough analysis with the help of multiple independent experts and concluded that the participant most likely experienced an extremely rare neurological event comprising of bilateral ischemia in the region of the lateral geniculate nuclei in the thalamus with subsequent hemorrhagic transformation. The location in the lateral geniculate nuclei and the bilateral nature of the event is what makes this event extremely rare. After this extensive investigation, we cannot identify a plausible biological link to any component of AOC 1001, the AOC platform, the transferrin receptor delivery mechanism or reduction of DMPK.
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials over the next 18 months. In late 2023, we anticipate sharing a first look at the data from the MARINA-OLE study. We also anticipate reporting results from the healthy volunteer portion of the EXPLORE44 trial of AOC 1044 in the second half of 2023. In the first half of 2024, we plan to conduct a preliminary assessment in approximately half of the study participants in the AOC 1020 FORTITUDE trial.
We continue to advance and expand our internal discovery pipeline with the addition of new research and development candidates to treat conditions in skeletal muscle and cardiology as we continue to deliver on the RNA revolution. In addition to our own internal research programs, we continue to explore the full potential of our AOC platform through collaborations and partnerships, including programs in immunology, cardiac and other select indications outside of muscle.
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, sales agreements, and under collaboration and research service agreements. Refer to “Liquidity and Capital Resources” for further information on the capital raised since inception and the Company’s future capital requirements.
We have incurred operating losses in each year since inception. Our net losses were $174.0 million and $118.0 million for the years ended December 31, 2022 and 2021, respectively, and $52.4 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $410.9 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of $586.3 million will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Operating Expenses
Research and Development
Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, and the preclinical and clinical development of our product candidates. Our research and development expenses include:
•external costs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturers, consultants and our scientific advisors; and

•internal costs, including;
◦employee-related expenses, including salaries, benefits and stock-based compensation;
◦the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
◦facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Revenue	$2,233	$1,795	$438
Research and development expenses	47,765	27,688	20,077
General and administrative expenses	12,064	8,567	3,497
Other income	5,202	225	4,977
Revenue
Revenue of $2.2 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, was primarily derived from the Lilly Agreement. The increase is primarily driven by an increase in direct billable charges to Lilly.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
External costs:
AOC 1001	$6,960	$4,490	$2,470
AOC 1020	7,616	2,232	5,384
AOC 1044	2,536	2,897	(361)
Other programs	6,376	2,877	3,499
Unallocated	3,732	2,087	1,645
Total external costs	27,220	14,583	12,637
Internal costs:
Employee-related expenses	15,978	10,182	5,796
Facilities, lab supplies and other	4,567	2,923	1,644
Total research and development expenses	$47,765	$27,688	$20,077
Research and development expenses were $47.8 million for the three months ended March 31, 2023 compared to $27.7 million for the three months ended March 31, 2022. The increase was primarily driven by the $12.6 million increase in external costs associated with the progression of clinical trials and preclinical studies and indirect costs for the manufacturing of antibodies.
Internal costs increased by $7.4 million driven by a $5.8 million increase in employee-related expenses, including $3.8 million for salaries and benefits and $2.0 million for stock-based compensation, both due to increased headcount, and a $1.6 million increase of costs related to lab supplies and other costs associated with research and development activities.
General and Administrative Expenses
General and administrative expenses were $12.1 million for the three months ended March 31, 2023 compared to $8.6 million for the three months ended March 31, 2022. The increase of $3.5 million was primarily due to higher personnel costs, including $0.9 million for salaries and benefits, $0.9 million for stock-based compensation, and $1.4 million in professional fees to support our expanded operations.
Other Income
Other income was $5.2 million for the three months ended March 31, 2023 compared to $0.2 million for the three months ended March 31, 2022. The increase was primarily driven by higher interest income earned on marketable securities investments.
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
In July 2021, we entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through its termination in November

2022, we have sold 8,552,361 shares of our common stock pursuant to the 2021 Sales Agreement and received net proceeds of $140.6 million, after deducting offering-related transaction costs and commissions.
On November 8, 2022, we entered into a new sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement described above. Under the 2022 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. Through March 31, 2023, we have sold 943,461 shares of our common stock under the 2022 Sales Agreement and received net proceeds of $22.4 million, after deducting offering-related transaction costs and commissions.
On December 15, 2022, we completed a public offering of 13,800,000 shares of our common stock at a public offering price of $17.25 per share, for aggregate net proceeds of $223.8 million, after deducting underwriting discounts, commissions and offering costs.
Since our inception through March 31, 2023, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $40.2 million from funding under collaboration and research services agreements.
Future Capital Requirements
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $586.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
•the type, number, scope, progress, expansions, results, costs, and timing of discovery, preclinical studies, and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future, including the impact of any resolution of the partial clinical hold on our ongoing Phase 1/2 MARINA clinical trial;
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Net cash provided by (used in):
Operating activities	$(48,967)	$(29,574)	$(19,393)
Investing activities	(195,680)	(175,475)	(20,205)
Financing activities	22,961	24,113	(1,152)
Net decrease in cash, cash equivalents and restricted cash	$(221,686)	$(180,936)	$(40,750)
Operating Activities
Net cash used in operating activities of $49.0 million and $29.6 million for the three months ended March 31, 2023 and 2022, respectively, consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044, AOC 1020 and other programs. The increase is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $195.7 million for the three months ended March 31, 2023 consisted primarily of $251.4 million for purchases of marketable securities due to investing the proceeds from the sale of common stock of $223.8 million in December 2022, offset by $57.5 million of proceeds from maturities of marketable securities, and $1.8 million in purchases of property and equipment. Net cash used in investing activities of $175.5 million for the three months ended March 31, 2022 consisted of $174.7 million for purchases of marketable securities and $0.8 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $23.0 million for the three months ended March 31, 2023 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2022 Sales Agreement. Net cash provided by financing activities of $24.1 million for the three months ended March 31, 2022 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2021 Sales Agreement.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2023, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2023, there have been no material changes in our market risk from that described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Other than as set forth below, we do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023. The risk factors described in such report and below are not the only risks we face. Factors that are not currently known to us, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or financial condition.
Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of inflation, military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including on Russia and its allies, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
As of March 31, 2023, we have used approximately $243.8 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in our planned use of such proceeds from that described in the prospectus for our IPO dated June 11, 2020. We have invested a portion of the remaining proceeds from our IPO in short- and intermediate-term, investment-grade, interest-bearing securities.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	6/16/2020	3.2
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Amended and Restated Registration Rights Agreement, dated November 8, 2019, by and among Avidity Biosciences, Inc. and certain of its stockholders	S-1	5/22/2020	4.2
10.1#	Amended and Restated Non-Employee Director Compensation Program				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
# Indicates management contract or compensatory plan.
*This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avidity Biosciences, Inc.

Date: May 9, 2023	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)