Form 10-Q
period 2023-06-30
Avidity Biosciences, Inc.
filed 2023-08-08
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2023, the registrant had 74,096,207 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Balance Sheets
(in thousands, except par value)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,880	$340,396
Marketable securities	422,623	270,331
Prepaid and other assets	18,031	12,215
Total current assets	594,534	622,942
Property and equipment, net	7,776	6,254
Restricted cash	295	251
Right-of-use assets	7,755	8,755
Other assets	424	598
Total assets	$610,784	$638,800
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$31,756	$32,572
Accrued compensation	6,527	11,190
Lease liabilities, current portion	3,151	3,105
Deferred revenue, current portion	3,810	5,041
Total current liabilities	45,244	51,908
Lease liabilities, net of current portion	6,362	7,582
Deferred revenue, net of current portion	—	1,235
Total liabilities	51,606	60,725
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 74,070 and 69,768 at June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,019,800	939,310
Accumulated other comprehensive loss	(2,666)	(2,698)
Accumulated deficit	(457,963)	(358,544)
Total stockholders’ equity	559,178	578,075
Total liabilities and stockholders’ equity	$610,784	$638,800
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$2,316	$2,178	$4,549	$3,973
Operating expenses:
Research and development	42,672	39,789	90,437	67,477
General and administrative	12,278	8,688	24,342	17,255
Total operating expenses	54,950	48,477	114,779	84,732
Loss from operations	(52,634)	(46,299)	(110,230)	(80,759)
Other income (expense):
Interest income	5,771	611	11,287	861
Other expense	(162)	(2)	(476)	(27)
Total other income	5,609	609	10,811	834
Net loss	(47,025)	(45,690)	(99,419)	(79,925)
Other comprehensive loss:
Net unrealized (losses) gains on marketable securities	(1,137)	(960)	32	(2,799)
Comprehensive loss	$(48,162)	$(46,650)	$(99,387)	$(82,724)
Net loss per share, basic and diluted	$(0.66)	$(0.92)	$(1.40)	$(1.63)
Weighted-average shares outstanding, basic and diluted	71,390	49,927	70,914	49,091
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock upon exercise of stock options	102	—	520	—	—	520
Issuance of common stock in public offering, net of issuance costs of $408	943	—	22,441	—	—	22,441
Stock-based compensation	—	—	9,104	—	—	9,104
Net loss	—	—	—	—	(52,394)	(52,394)
Other comprehensive income	—	—	—	1,169	—	1,169
Balance at March 31, 2023	70,813	$7	$971,375	$(1,529)	$(410,938)	$558,915
Issuance of common stock upon exercise of stock options	12	—	7	—	—	7
Issuance of common stock in public offerings, net of issuance costs of $977	3,164	—	38,106	—	—	38,106
Issuance of common stock under Employee Stock Purchase Plan	81	—	859	—	—	859
Stock-based compensation	—	—	9,453	—	—	9,453
Net loss	—	—	—	—	(47,025)	(47,025)
Other comprehensive loss	—	—	—	(1,137)	—	(1,137)
Balance at June 30, 2023	74,070	$7	$1,019,800	$(2,666)	$(457,963)	$559,178

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
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(99,419)	$(79,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	920	636
Stock-based compensation expense	18,557	12,746
Amortization of premiums and discounts on marketable securities, net	(5,071)	223
Non-cash operating lease costs	1,420	1,379
Changes in operating assets and liabilities:
Prepaid and other assets	(5,642)	(251)
Accounts payable and accrued liabilities	(816)	6,582
Accrued compensation	(4,663)	(4,253)
Operating lease liabilities	(1,594)	(251)
Deferred revenue	(2,466)	(2,006)
Net cash used in operating activities	(98,774)	(65,120)
Cash flows from investing activities
Maturities of marketable securities	128,215	21,525
Purchases of marketable securities	(275,404)	(212,564)
Purchases of property and equipment	(2,442)	(2,080)
Net cash used in investing activities	(149,631)	(193,119)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	60,547	62,384
Proceeds from issuance of common stock under employee incentive equity plans	1,386	513
Net cash provided by financing activities	61,933	62,897
Net decrease in cash, cash equivalents and restricted cash	(186,472)	(195,342)
Cash, cash equivalents and restricted cash at beginning of period	340,647	320,699
Cash, cash equivalents and restricted cash at end of period	$154,175	$125,357
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
To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of June 30, 2023, the Company had an accumulated deficit of $458.0 million and cash, cash equivalents and marketable securities of $576.5 million.
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
Immaterial Out of Period Adjustment
During the three months ended June 30, 2023, the Company identified an immaterial adjustment to research and development expenses that impacted the Company’s previously issued quarterly and annual financial statements. Therefore, the Company recorded an out of period adjustment that decreased research and development expenses for the three months ended June 30, 2023 by $6.8 million, of which $3.6 million related to periods prior to 2023 and $3.2 million relates to the three months ended March 31, 2023.

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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023. There have been no significant changes to these policies during the six months ended June 30, 2023.
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
Prepaid and Other Assets

(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$1,183	$2,364
Prepaid assets	10,990	8,340
Other assets	5,858	1,511
Total prepaid and other assets	$18,031	$12,215
Accounts Payable and Accrued Liabilities

(in thousands)	June 30, 2023	December 31, 2022
Accounts payable	$5,653	$4,637
Accrued non-clinical liabilities	19,930	22,535
Accrued clinical liabilities	6,173	5,400
Total accounts payable and accrued liabilities	$31,756	$32,572
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
Upfront and milestone payments to acquire contractual rights to licensed technology are expensed when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. Certain of these contractual rights may require the Company to make additional milestone payments upon initiation of a pivotal trial and the U.S. Food and Drug Administration approval, which are not expected to exceed $10.9 million.
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

Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	June 30,
	2023	2022
Common stock options	10,978	8,636
Restricted stock units	635	—
Employee Stock Purchase Plan shares pending issuance	9	4
Total	11,622	8,640
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
3.    Fair Value Measurements
The Company determines the fair value of its marketable securities based on one or more valuations from its investment and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on the following:
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

The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of June 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$405,384	$405,384	$—	$—
U.S. Government agency securities	4,976	—	4,976	—
Negotiable certificates of deposit	7,786	—	7,786	—
Corporate debt securities	4,477	—	4,477	—
Total	$422,623	$405,384	$17,239	$—

		Fair Value Measurements Using
As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$2,498	$2,498	$—	$—
Marketable securities:
U.S. Treasury securities	244,945	244,945	—	—
U.S. Government agency securities	4,966	—	4,966	—
Negotiable certificates of deposit	4,346	—	4,346	—
Corporate debt securities	16,074	—	16,074	—
Total	$272,829	$247,443	$25,386	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of June 30, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$326,395	$3	$(1,624)	$324,774
U.S. Government agency securities	1 or less	5,000	—	(24)	4,976
Negotiable certificates of deposit	1 or less	5,630	—	(30)	5,600
Corporate debt securities	1 or less	4,525	—	(48)	4,477
U.S. Treasury securities	1 - 2	81,534	—	(924)	80,610
Negotiable certificates of deposit	1 - 2	2,205	—	(19)	2,186
Total		$425,289	$3	$(2,669)	$422,623

As of December 31, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$230,349	$1	$(2,283)	$228,067
U.S. Government agency securities	1 or less	5,000	—	(34)	4,966
Negotiable certificates of deposit	1 or less	3,911	1	(57)	3,855
Corporate debt securities	1 or less	16,360	—	(286)	16,074
U.S. Treasury securities	1 - 2	16,919	—	(41)	16,878
Negotiable certificates of deposit	1 - 2	490	1	—	491
Total		$273,029	$3	$(2,701)	$270,331
The unrealized losses on the Company’s marketable securities of $2.7 million as of June 30, 2023, $0.6 million of which were in a continuous unrealized loss position of greater than 12 months, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, there were no allowances for credit losses at June 30, 2023 and December 31, 2022.
Accrued interest receivable on available-for-sale securities was $1.4 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively. We have not written off any accrued interest receivable for the three or six months ended June 30, 2023 and 2022.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. In connection with the Lilly Agreement, the Company recognized revenue of $2.3 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively. Collaboration receivables related to the Lilly Agreement were $1.1 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively, which are included in prepaid and other assets on the condensed balance sheets.
Research Agreement with MyoKardia, Inc.
In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, Inc. (MyoKardia), a wholly-owned subsidiary of Bristol Myers Squibb, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the Company recognized an immaterial amount of revenue in each of the periods presented. Through June 30, 2023, the aggregate funding received from collaboration and research service agreements was $41.3 million. A reconciliation of the closing balance of deferred revenue is as follows (in thousands):

Balance at December 31, 2022	$6,276
Revenue recognized that was included in the balance at the beginning of the period	(2,466)
Balance at June 30, 2023	$3,810

6.    Property and Equipment, net
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$9,486	$7,217
Computers and software	127	116
Office furniture and equipment	1,954	1,792
Leasehold improvements	249	249
Property and equipment, gross	11,816	9,374
Less accumulated depreciation	(4,040)	(3,120)
Total property and equipment, net	$7,776	$6,254
Depreciation expense related to property and equipment was $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.
7.    Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in management’s judgment have a material adverse effect on the Company.
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
Common Stock
On July 2, 2021, the Company entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the 2021 Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). During the six months ended June 30, 2022, the Company sold 4,266,311 shares of its common stock pursuant to the 2021 Sales Agreement and received net proceeds of $62.4 million, after deducting offering-related transaction costs and commissions.
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement. Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. During the six months ended June 30, 2023, the Company sold 4,107,810 shares of its common stock pursuant to the 2022 Sales Agreement and received net proceeds of $60.5 million, after deducting offering-related transaction costs and commissions.
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
Stock Options
Stock option activity for employee and non-employee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2022	9,352	$15.28
Granted	2,032	21.12
Exercised	(114)	4.60
Forfeited/expired	(292)	19.74
Outstanding at June 30, 2023	10,978	$16.35
Restricted Stock Unit Awards
During the six months ended June 30, 2023, under the 2020 Incentive Award Plan and the 2022 Employment Inducement Incentive Award Plan, the Company granted restricted stock units (RSUs) to employees of the Company. RSUs are valued at the market price of a share of the Company’s stock on the date of grant. RSUs vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for RSUs is recognized on a straight-line basis over the four-year service period. Forfeitures are recorded in the period in which they occur.
The following table summarizes the RSU activity for the six months ended June 30, 2023 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	669	21.60
Vested	—	—
Forfeited	(34)	22.47
Unvested at June 30, 2023	635	$21.55
Employee Stock Purchase Plan
The Company issued 81,005 and 48,760 shares of common stock under the Employee Stock Purchase Plan (ESPP) during the six months ended June 30, 2023 and 2022, respectively. The Company had an outstanding liability of $0.1 million at June 30, 2023, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of June 30, 2023, 467,023 shares of common stock were available for issuance under the ESPP.
Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants were as follows:

	Options		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.5% - 4.0%	1.5% - 3.4%	5.4%	2.2%
Expected volatility	81% - 82%	85%	76%	79%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	0.5	0.5
Expected dividend yield	—%	—%	—%	—%
Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
Expected Volatility. The expected volatility of stock options is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and the Company's own volatility. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Prior to 2023, the Company exclusively used peer group companies to determine expected volatility.
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
The allocation of stock-based compensation expense for stock option and RSU awards and shares purchasable under the ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$5,442	$3,531	$10,714	$6,797
General and administrative expense	4,011	2,977	7,843	5,949
Total stock-based compensation expense	$9,453	$6,508	$18,557	$12,746
As of June 30, 2023, the unrecognized compensation cost related to outstanding time-based options and restricted stock units was $75.0 million and $12.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 3.6 years, respectively. As of June 30, 2023, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 0.5 years.

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
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the timing and likelihood of resolution of the partial clinical hold on our completed Phase 1/2 MARINA clinical trial, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, inflationary pressures, and the ongoing hostility between Russia and the Ukraine on our business, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our advancing and expanding pipeline has three programs in clinical development. AOC 1001 is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the completed MARINATM trial and the ongoing MARINA open label extension study, or MARINA-OLETM. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. AOC 1001 and AOC 1020 have both been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, AOC 1044 has been granted Fast Track Designation by the FDA.
In April 2023, we reported top-line data of AOC 1001 from the MARINA trial. The MARINA trial concluded with 38 participants enrolled at 1 mg/kg, 2 mg/kg or 4 mg/kg of AOC 1001. Results from the MARINA trial demonstrated:
•Directional improvement in multiple functional assessments including measures of myotonia, strength and mobility:
◦Myotonia was measured by video hand opening time (vHOT) and is a hallmark of DM1 where relaxation of key muscle groups is impaired

◦Measures of strength included the Quantitative Muscle Testing (QMT) total score which is based on six muscle groups from both the upper and lower body
◦Mobility was assessed by the 10-meter walk run test (10mWRT) and the Timed Up and Go test
◦The endpoints used in MARINA measure important aspects of the disease and correspond to those utilized in the ongoing END-DM1 natural history study
•Meaningful DMPK reduction and splicing changes in participants treated with AOC 1001
•Splicing changes followed by directional improvements in functional measures at 2 mg/kg and 4mg/kg doses of AOC 1001
•AOC 1001 demonstrated broad splicing improvements in more than a thousand genes impacted in DM1, confirming activity in the nucleus
•Favorable safety and tolerability profile of AOC 1001 with most adverse events mild or moderate.
In May 2023, we announced that the FDA eased the partial clinical hold on AOC 1001 discussed below, allowing us to double the number of participants in the MARINA-OLE study receiving 4 mg/kg of AOC 1001 by dose-escalating approximately 12 participants from 2 mg/kg to 4 mg/kg. We are in the process of this dose escalation, which we anticipate will require several months to complete, given the required dosing intervals and respective participant dosing timelines. FDA also allowed new participant enrollment for AOC 1001 at 2 mg/kg.
As previously disclosed, in September 2022, the FDA placed a partial clinical hold on new participant enrollment in the MARINA program after reviewing information we provided related to a serious adverse event (SAE) reported in a single participant in the 4 mg/kg cohort of the MARINA trial. The SAE was classified by the investigator as drug related. We conducted a thorough analysis with the help of multiple independent experts and concluded that the participant most likely experienced an extremely rare neurological event comprising of bilateral ischemia in the region of the lateral geniculate nuclei in the thalamus with subsequent hemorrhagic transformation. The location in the lateral geniculate nuclei and the bilateral nature of the event is what makes this event extremely rare. After this extensive investigation, we cannot identify a plausible biological link to any component of AOC 1001, the AOC platform, the transferrin receptor delivery mechanism or reduction of DMPK.
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials over the next 12 months. We anticipate reporting results from the healthy volunteer portion of the EXPLORE44 trial of AOC 1044 in the fourth quarter of 2023. In the first half of 2024, we plan to provide a first look at data from the AOC 1001 MARINA-OLE trial and we plan to conduct a preliminary assessment in approximately half of the study participants in the AOC 1020 FORTITUDE trial.
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
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, sales agreements, and under collaboration and research service agreements. Refer to “Liquidity and Capital Resources” for further information on the capital raised since inception and our future capital requirements.
We have incurred operating losses in each year since inception. Our net losses were $174.0 million and $118.0 million for the years ended December 31, 2022 and 2021, respectively, and $99.4 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $458.0 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of $576.5 million will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
Revenue	$2,316	$2,178	$138	$4,549	$3,973	$576
Research and development expenses	42,672	39,789	2,883	90,437	67,477	22,960
General and administrative expenses	12,278	8,688	3,590	24,342	17,255	7,087
Other income	5,609	609	5,000	10,811	834	9,977
Revenue
Revenue increased by $0.1 million and $0.6 million for the three and six months ended June 30, 2023 and 2022, respectively, primarily due to an increase in direct billable charges to Lilly under the Lilly Agreement.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
External costs:
AOC 1001	$4,216	$3,310	$906	$11,176	$7,403	$3,773
AOC 1020	1,501	3,231	(1,730)	9,117	5,463	3,654
AOC 1044	5,156	2,348	2,808	7,692	5,245	2,447
Other programs	1,511	6,157	(4,646)	4,988	9,034	(4,046)
Unallocated	8,360	9,080	(720)	14,991	11,564	3,427
Total external costs	20,744	24,126	(3,382)	47,964	38,709	9,255
Internal costs:
Employee-related expenses	16,996	10,991	6,005	32,974	21,173	11,801
Facilities, lab supplies and other	4,932	4,672	260	9,499	7,595	1,904
Total research and development expenses	$42,672	$39,789	$2,883	$90,437	$67,477	$22,960
During the three months ended June 30, 2023, we recorded an out of period adjustment that decreased external research and development expenses and accrued clinical liabilities at June 30, 2023 by $6.8 million, of which $3.6 million relates to periods prior to 2023 and $3.2 million relates to the three months ended March 31, 2023. Research and development expenses increased by $2.9 million for the three months ended June 30, 2023. Excluding the adjustment, research and development expense increased $9.7 million primarily due to higher personnel costs, including increases of $4.1 million for salaries and benefits and $1.9 million for stock-based compensation. Similarly, research and development costs increased by $23.0 million for the six months ended June 30, 2023. Excluding the adjustment, research and development expense increased $26.6 million primarily due to $12.9 million in higher external costs associated with the progression of clinical trials and preclinical studies, as well as higher personnel costs, including increases of $7.9 million for salaries and benefits and $3.9 million for stock-based compensation.
General and Administrative Expenses
General and administrative expenses increased by $3.6 million for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher personnel costs, including increases of $1.0 million for stock-based compensation and $0.8 million for salaries and benefits, as well as $1.5 million in higher professional fees to support our expanded operations. Similarly, general and administrative expenses increased by $7.1 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher personnel costs, including increases of $1.9 million for stock-based compensation and $1.6 million for salaries and benefits, as well as increases of $2.9 million in professional fees to support our expanded operations.
Other Income
Other income increased by $5.0 million and $10.0 million for the three and six months ended June 30, 2023 and 2022, respectively, due to higher interest income earned on marketable securities investments.
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
On November 8, 2022, we entered into a new sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement described above. Under the 2022 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. During the three and six months ended June 30, 2023, we have sold 3,164,349 shares and 4,107,810 shares of our common stock under the 2022 Sales Agreement and received net proceeds of $38.1 million and $60.5 million, respectively, after deducting offering-related transaction costs and commissions.
On December 15, 2022, we completed a public offering of 13,800,000 shares of our common stock at a public offering price of $17.25 per share, for aggregate net proceeds of $223.8 million, after deducting underwriting discounts, commissions and offering costs.
Since our inception through June 30, 2023, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $41.3 million from funding under collaboration and research services agreements.
Future Capital Requirements
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $576.5 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
•the type, number, scope, progress, expansions, results, costs, and timing of discovery, preclinical studies, and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future, including the impact of any resolution of the partial clinical hold on our completed Phase 1/2 MARINA clinical trial;
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2023	2022
Net cash provided by (used in):
Operating activities	$(98,774)	$(65,120)	$(33,654)
Investing activities	(149,631)	(193,119)	43,488
Financing activities	61,933	62,897	(964)
Net decrease in cash, cash equivalents and restricted cash	$(186,472)	$(195,342)	$8,870
Operating Activities
Net cash used in operating activities of $98.8 million and $65.1 million for the six months ended June 30, 2023 and 2022, respectively, consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044, AOC 1020 and other programs. The increase is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $149.6 million for the six months ended June 30, 2023 consisted primarily of $275.4 million for purchases of marketable securities due to investing the proceeds from the sale of common stock of $223.8 million in December 2022 and $2.4 million in purchases of property and equipment, offset by $128.2 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $193.1 million for the six months ended June 30, 2022 consisted of $212.6 million for purchases of marketable securities and $2.1 million in purchases of property and equipment, offset by $21.5 million of proceeds from maturities of marketable securities.

Financing Activities
Net cash provided by financing activities of $61.9 million for the six months ended June 30, 2023 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2022 Sales Agreement. Net cash provided by financing activities of $62.9 million for the six months ended June 30, 2022 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2021 Sales Agreement.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2023, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023, other than as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 9, 2023. The risk factors described in such reports are not the only risks we face. Factors that are not currently known to us, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
As of June 30, 2023, we have used all of the approximately $274.1 million in net proceeds from our IPO for general corporate purposes, including the advancement of our development programs consistent with our planned use of such proceeds as described in the prospectus for our IPO dated June 11, 2020.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2023, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Sarah Boyce (President, Chief Executive Officer and Director)	Adopt	6/9/2023	X		636,000	12/31/2024
Michael MacLean (Chief Financial and Chief Business Officer)	Adopt	5/23/2023	X		254,245	6/30/2024
Arthur Levin, Ph.D. (Distinguished Scientist and Strategic Leader; Director) (1)	Adopt	5/26/2023	X		258,323 (2)	12/31/2024
____________________
(1)Consists of shares directly owned by Dr. Levin and shares controlled by Dr. Levin through a revocable trust.
(2)Subject to increase based on a future award of our common stock covered by this 10b5-1 plan, the number of such securities is not able to be determined as of the date hereof.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	6/16/2020	3.2
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
10.1#	Amended and Restated Non-Employee Director Compensation Program	10-Q	5/9/2023	10.1
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

Avidity Biosciences, Inc.

Date: August 8, 2023	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)