Form 10-Q
period 2023-09-30
Avidity Biosciences, Inc.
filed 2023-11-08
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2023, the registrant had 74,101,254 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Balance Sheets
(in thousands, except par value)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,650	$340,396
Marketable securities	456,933	270,331
Prepaid and other assets	12,904	12,215
Total current assets	555,487	622,942
Property and equipment, net	8,130	6,254
Restricted cash	295	251
Right-of-use assets	8,907	8,755
Other assets	344	598
Total assets	$573,163	$638,800
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$31,981	$32,572
Accrued compensation	11,165	11,190
Lease liabilities, current portion	3,602	3,105
Deferred revenue, current portion	1,968	5,041
Total current liabilities	48,716	51,908
Lease liabilities, net of current portion	6,979	7,582
Deferred revenue, net of current portion	—	1,235
Total liabilities	55,695	60,725
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 74,101 and 69,768 at September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,029,660	939,310
Accumulated other comprehensive loss	(1,878)	(2,698)
Accumulated deficit	(510,321)	(358,544)
Total stockholders’ equity	517,468	578,075
Total liabilities and stockholders’ equity	$573,163	$638,800
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$2,818	$2,482	$7,367	$6,455
Operating expenses:
Research and development	47,714	37,317	138,151	104,794
General and administrative	13,729	10,094	38,071	27,349
Total operating expenses	61,443	47,411	176,222	132,143
Loss from operations	(58,625)	(44,929)	(168,855)	(125,688)
Other income (expense):
Interest income	6,280	1,342	17,567	2,203
Other expense	(13)	(12)	(489)	(39)
Total other income	6,267	1,330	17,078	2,164
Net loss	(52,358)	(43,599)	(151,777)	(123,524)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	788	(477)	820	(3,276)
Comprehensive loss	$(51,570)	$(44,076)	$(150,957)	$(126,800)
Net loss per share, basic and diluted	$(0.71)	$(0.82)	$(2.11)	$(2.45)
Weighted-average shares outstanding, basic and diluted	74,097	53,069	71,987	50,432
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock upon exercise of stock options	102	—	520	—	—	520
Issuance of common stock in public offering, net of issuance costs of $408	943	—	22,441	—	—	22,441
Stock-based compensation	—	—	9,104	—	—	9,104
Net loss	—	—	—	—	(52,394)	(52,394)
Other comprehensive income	—	—	—	1,169	—	1,169
Balance at March 31, 2023	70,813	$7	$971,375	$(1,529)	$(410,938)	$558,915
Issuance of common stock upon exercise of stock options	12	—	7	—	—	7
Issuance of common stock in public offerings, net of issuance costs of $977	3,164	—	38,106	—	—	38,106
Issuance of common stock under Employee Stock Purchase Plan	81	—	859	—	—	859
Stock-based compensation	—	—	9,453	—	—	9,453
Net loss	—	—	—	—	(47,025)	(47,025)
Other comprehensive loss	—	—	—	(1,137)	—	(1,137)
Balance at June 30, 2023	74,070	$7	$1,019,800	$(2,666)	$(457,963)	$559,178
Issuance of common stock upon exercise of stock options	31	—	40	—	—	40
Stock-based compensation	—	—	9,820	—	—	9,820
Net loss	—	—	—	—	(52,358)	(52,358)
Other comprehensive income	—	—	—	788	—	788
Balance at September 30, 2023	74,101	$7	$1,029,660	$(1,878)	$(510,321)	$517,468

See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock upon exercise of stock options	7	—	10	—	—	10
Vesting of early exercise options	—	—	1	—	—	1
Issuance of common stock in public offerings, net of issuance costs of $745	1,520	—	24,103	—	—	24,103
Stock-based compensation	—	—	6,238	—	—	6,238
Net loss	—	—	—	—	(34,235)	(34,235)
Other comprehensive loss	—	—	—	(1,839)	—	(1,839)
Balance at March 31, 2022	49,281	$5	$596,513	$(2,026)	$(218,784)	$375,708
Issuance of common stock upon exercise of stock options	5	—	4	—	—	4
Issuance of common stock in public offerings, net of issuance costs of $1,184	2,746	—	38,281	—	—	38,281
Issuance of common stock under Employee Stock Purchase Plan	49	—	499	—	—	499
Vesting of early exercise options	—	—	1	—	—	1
Stock-based compensation	—	—	6,508	—	—	6,508
Net loss	—	—	—	—	(45,690)	(45,690)
Other comprehensive loss	—	—	—	(960)	—	(960)
Balance at June 30, 2022	52,081	$5	$641,806	$(2,986)	$(264,474)	$374,351
Issuance of common stock upon exercise of stock options	270	—	303	—	—	303
Issuance of common stock in public offerings, net of issuance costs of $1,216	2,095	—	39,317	—	—	39,317
Vesting of early exercise options	—	—	1	—	—	1
Stock-based compensation	—	—	7,086	—	—	7,086
Net loss	—	—	—	—	(43,599)	(43,599)
Other comprehensive loss	—	—	—	(477)	—	(477)
Balance at September 30, 2022	54,446	$5	$688,513	$(3,463)	$(308,073)	$376,982
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(151,777)	$(123,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,486	1,006
Stock-based compensation expense	28,377	19,832
Amortization of premiums and discounts on marketable securities, net	(8,037)	184
Non-cash operating lease costs	2,154	2,068
Changes in operating assets and liabilities:
Prepaid and other assets	(435)	(3,242)
Accounts payable and accrued liabilities	(588)	12,028
Accrued compensation	(25)	(1,193)
Operating lease liabilities	(2,412)	(1,002)
Deferred revenue	(4,308)	(3,236)
Net cash used in operating activities	(135,565)	(97,079)
Cash flows from investing activities
Maturities of marketable securities	229,450	85,975
Purchases of marketable securities	(407,195)	(266,189)
Purchases of property and equipment	(3,365)	(1,973)
Net cash used in investing activities	(181,110)	(182,187)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	60,547	101,701
Proceeds from issuance of common stock under employee incentive equity plans	1,426	816
Net cash provided by financing activities	61,973	102,517
Net decrease in cash, cash equivalents and restricted cash	(254,702)	(176,749)
Cash, cash equivalents and restricted cash at beginning of period	340,647	320,699
Cash, cash equivalents and restricted cash at end of period	$85,945	$143,950

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,741	$—
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
To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of September 30, 2023, the Company had an accumulated deficit of $510.3 million and cash, cash equivalents and marketable securities of $542.6 million.
The Company believes that existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Form 10-Q. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
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
Immaterial Out of Period Adjustment
During the nine months ended September 30, 2023, the Company identified an immaterial adjustment to research and development expenses that impacted the Company’s previously issued quarterly and annual financial statements. Therefore, the Company recorded an out of period adjustment that decreased research and development expenses for the nine months ended September 30, 2023 by $3.6 million, which related to periods prior to 2023.

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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2023.
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

Accounts Payable and Accrued Liabilities

(in thousands)	September 30, 2023	December 31, 2022
Accounts payable	$5,550	$4,637
Accrued non-clinical liabilities	21,006	22,535
Accrued clinical liabilities	5,425	5,400
Total accounts payable and accrued liabilities	$31,981	$32,572
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
The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed balance sheets as prepaid and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2023	2022
Common stock options	12,526	9,093
Restricted stock units	701	—
Performance stock units	750	—
Employee Stock Purchase Plan shares pending issuance	109	27
Total	14,086	9,120
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
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of September 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$4,982	$4,982	$—	$—
Marketable securities:
U.S. Treasury securities	443,385	443,385	—	—
U.S. Government agency securities	4,990	—	4,990	—
Negotiable certificates of deposit	7,313	—	7,313	—
Corporate debt securities	1,245	—	1,245	—
Total	$461,915	$448,367	$13,548	$—

		Fair Value Measurements Using
As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$2,498	$2,498	$—	$—
Marketable securities:
U.S. Treasury securities	244,945	244,945	—	—
U.S. Government agency securities	4,966	—	4,966	—
Negotiable certificates of deposit	4,346	—	4,346	—
Corporate debt securities	16,074	—	16,074	—
Total	$272,829	$247,443	$25,386	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of September 30, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$318,419	$1	$(1,142)	$317,278
U.S. Government agency securities	1 or less	5,000	—	(10)	4,990
Negotiable certificates of deposit	1 or less	5,880	—	(21)	5,859
Corporate debt securities	1 or less	1,256	—	(11)	1,245
U.S. Treasury securities	1 - 2	126,786	—	(679)	126,107
Negotiable certificates of deposit	1 - 2	1,470	—	(16)	1,454
Total		$458,811	$1	$(1,879)	$456,933

As of December 31, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$230,349	$1	$(2,283)	$228,067
U.S. Government agency securities	1 or less	5,000	—	(34)	4,966
Negotiable certificates of deposit	1 or less	3,911	1	(57)	3,855
Corporate debt securities	1 or less	16,360	—	(286)	16,074
U.S. Treasury securities	1 - 2	16,919	—	(41)	16,878
Negotiable certificates of deposit	1 - 2	490	1	—	491
Total		$273,029	$3	$(2,701)	$270,331
The unrealized losses on the Company’s marketable securities of $1.9 million as of September 30, 2023, $0.2 million of which were in a continuous unrealized loss position of greater than 12 months, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, there were no allowances for credit losses at September 30, 2023 and December 31, 2022.
Accrued interest receivable on available-for-sale securities was $2.3 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively. We have not written off any accrued interest receivable for the three or nine months ended September 30, 2023 and 2022.

5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. In connection with the Lilly Agreement, the Company recognized revenue of $2.8 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, and $7.3 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. Collaboration receivables related to the Lilly Agreement were $1.0 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively, which are included in prepaid and other assets on the condensed balance sheets.
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
Through September 30, 2023, the aggregate funding received from collaboration and research service agreements was $42.3 million. A reconciliation of the closing balance of deferred revenue related to the Company's research collaboration and license agreements is as follows (in thousands):

Balance at December 31, 2022	$6,276
Revenue recognized that was included in the balance at the beginning of the period	(4,308)
Balance at September 30, 2023	$1,968
6.    Property and Equipment, net
Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$10,350	$7,217
Computers and software	127	116
Office furniture and equipment	1,979	1,792
Leasehold improvements	280	249
Property and equipment, gross	12,736	9,374
Less accumulated depreciation	(4,606)	(3,120)
Total property and equipment, net	$8,130	$6,254
Depreciation expense related to property and equipment was $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Common Stock
On July 2, 2021, the Company entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the 2021 Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). During the nine months ended September 30, 2022, the Company sold 7,141,761 shares of its common stock pursuant to the 2021 Sales Agreement and received net proceeds of $121.3 million, after deducting offering-related transaction costs and commissions.
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement. Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. During the nine months ended September 30, 2023, the Company sold 4,107,810 shares of its common stock pursuant to the 2022 Sales Agreement and received net proceeds of $60.5 million, after deducting offering-related transaction costs and commissions.
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
Stock Options
Stock option activity for employee and non-employee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2022	9,352	$15.28
Granted	3,885	14.77
Exercised	(145)	3.88
Forfeited/expired	(566)	19.19
Outstanding at September 30, 2023	12,526	$15.08

Restricted Stock Units and Performance Stock Units
During the nine months ended September 30, 2023, under the 2020 Incentive Award Plan and the 2022 Employment Inducement Incentive Award Plan, the Company granted restricted stock units (RSUs) and performance stock units (PSUs) to employees of the Company.
RSUs are valued at the market price of a share of the Company’s stock on the date of grant. RSUs vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for RSUs is recognized on a straight-line basis over the four-year service period. Forfeitures are recorded in the period in which they occur.
The following table summarizes the RSU activity for the nine months ended September 30, 2023 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	757	20.03
Vested	—	—
Forfeited	(56)	20.70
Unvested at September 30, 2023	701	$19.98
During the nine months ended September 30, 2023, the Company granted 750,000 PSUs at a weighted-average grant date fair value of $6.57 per share. The PSUs vest upon achievement of certain clinical milestones and continued employment thereafter. The PSUs have a two-year term and any unvested awards at the end of the term will be forfeited. Compensation expense for PSUs is recognized on a straight-line basis over the requisite service periods when the achievement of the performance condition is determined to be probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense in the period they occur.
There were no PSUs outstanding as of December 31, 2022. As of September 30, 2023, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable.
Employee Stock Purchase Plan
The Company issued 81,005 and 48,760 shares of common stock under the Employee Stock Purchase Plan (ESPP) during the nine months ended September 30, 2023 and 2022, respectively. The Company had an outstanding liability of $0.6 million at September 30, 2023, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of September 30, 2023, 467,023 shares of common stock were available for issuance under the ESPP.
Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants were as follows:

	Options		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	3.5% - 4.5%	1.5% - 3.4%	5.4%	2.2%
Expected volatility	80% - 82%	85%	76%	79%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	0.5	0.5
Expected dividend yield	—%	—%	—%	—%

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
The allocation of stock-based compensation expense for stock option, RSU awards, PSU awards, and shares purchasable under the ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$5,611	$4,151	$16,325	$10,948
General and administrative expense	4,209	2,935	12,052	8,884
Total stock-based compensation expense	$9,820	$7,086	$28,377	$19,832
As of September 30, 2023, the unrecognized compensation cost related to outstanding time-based options and RSUs was $75.1 million and $11.8 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 3.4 years, respectively. Unrecognized compensation cost related to PSUs was $4.9 million. As of September 30, 2023, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.2 years.

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
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the timing and likelihood of resolution of the partial clinical hold on our completed Phase 1/2 MARINA clinical trial, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, inflationary pressures, and the ongoing hostilities outside the United States on our business, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our advancing and expanding pipeline has three programs in clinical development. AOC 1001 is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the completed MARINA® trial and the ongoing MARINA open label extension study, or MARINA-OLE™. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. AOC 1001, AOC 1020 and AOC 1044 have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA.
In October 2023, we announced new positive AOC 1001 data that demonstrated improvement in functional measures including hand grip, muscle strength (Manual Muscle Testing composite score and both upper and lower Quantitative Muscle Testing composite scores) and patient reported outcomes, augmenting data previously reported in April 2023 that showed improvements in myotonia, muscle strength and mobility. New long-term safety data for AOC 1001 continue to demonstrate favorable safety and tolerability. A first look at MARINA-OLE efficacy data is planned for the first half of 2024.
In May 2023, we announced that the FDA eased the partial clinical hold on AOC 1001 discussed below, allowing us to double the number of participants in the MARINA-OLE study receiving 4 mg/kg of AOC 1001 by dose-escalating 12 participants from 2 mg/kg to 4 mg/kg. FDA also allows for new participant enrollment for

AOC 1001 at 2 mg/kg, which has not occurred up to this point. The dose escalation of 12 participants in the MARINA-OLE from 2 mg/kg to 4 mg/kg has now been completed, and the data showed no neurological events and no MRI changes following dosing.
In April 2023, we reported top-line data of AOC 1001 from the MARINA trial. The MARINA trial concluded with 38 participants enrolled at 1 mg/kg, 2 mg/kg or 4 mg/kg of AOC 1001. Results from the MARINA trial demonstrated:
•Directional improvement in multiple functional assessments including measures of myotonia, strength and mobility:
◦Myotonia was measured by video hand opening time and is a hallmark of DM1 where relaxation of key muscle groups is impaired
◦Measures of strength included the Quantitative Muscle Testing total score which is based on six muscle groups from both the upper and lower body
◦Mobility was assessed by the 10-meter walk run test and the Timed Up and Go test
◦The endpoints used in MARINA measure important aspects of the disease and correspond to those utilized in the ongoing END-DM1 natural history study
•Meaningful DMPK reduction and splicing changes in participants treated with AOC 1001
•Splicing changes followed by directional improvements in functional measures at 2 mg/kg and 4 mg/kg doses of AOC 1001
•AOC 1001 demonstrated broad splicing improvements in more than a thousand genes impacted in DM1, confirming activity in the nucleus
•Favorable long-term safety and tolerability profile of AOC 1001 with most adverse events mild or moderate.
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
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials over the next nine months. We anticipate reporting results from the healthy volunteer portion of the EXPLORE44 trial of AOC 1044 in the fourth quarter of 2023. In the first half of 2024, we plan to provide a first look at efficacy data from the AOC 1001 MARINA-OLE trial and we plan to conduct a preliminary assessment in approximately half of the study participants in the AOC 1020 FORTITUDE trial.
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
We have incurred operating losses in each year since inception. Our net losses were $174.0 million and $118.0 million for the years ended December 31, 2022 and 2021, respectively, and $151.8 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $510.3 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of $542.6 million will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022		2023	2022
Revenue	$2,818	$2,482	$336	$7,367	$6,455	$912
Research and development expenses	47,714	37,317	10,397	138,151	104,794	33,357
General and administrative expenses	13,729	10,094	3,635	38,071	27,349	10,722
Other income	6,267	1,330	4,937	17,078	2,164	14,914
Revenue
Revenue increased by $0.3 million and $0.9 million for the three and nine months ended September 30, 2023 and 2022, respectively, primarily due to an increase in direct billable charges to Lilly under the Lilly Agreement.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022		2023	2022
External costs:
AOC 1001	$7,301	$6,146	$1,155	$18,477	$13,549	$4,928
AOC 1020	3,840	3,036	804	12,957	8,499	4,458
AOC 1044	5,195	1,496	3,699	12,887	6,741	6,146
Other programs	1,744	3,074	(1,330)	6,732	12,108	(5,376)
Unallocated	7,122	6,764	358	22,114	18,327	3,787
Total external costs	25,202	20,516	4,686	73,167	59,224	13,943
Internal costs:
Employee-related expenses	17,102	12,299	4,803	50,075	33,472	16,603
Facilities, lab supplies and other	5,410	4,502	908	14,909	12,098	2,811
Total internal costs	22,512	16,801	5,711	64,984	45,570	19,414
Total research and development expenses	$47,714	$37,317	$10,397	$138,151	$104,794	$33,357
Research and development expenses increased by $10.4 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher external costs associated with the progression of clinical trials and preclinical studies as well as higher personnel costs, including increases of $3.3 million for salaries and benefits and $1.5 million for stock-based compensation. During the nine months ended September 30, 2023, we recorded an out of period adjustment that decreased external research and development expenses and accrued clinical liabilities by $3.6 million, which relates to periods prior to 2023. Research and development expenses increased by $33.4 million for the nine months ended September 30, 2023 as compared to the same period in 2022. Excluding the adjustment, research and development expense increased $37.0 million primarily due to $17.5 million in higher external costs associated with the progression of clinical trials and preclinical studies, as well as higher personnel costs, including increases of $11.2 million for salaries and benefits, $5.4 million for stock-based compensation and $2.8 million in higher facilities and lab related overhead charges related to our research and development activities.
General and Administrative Expenses
General and administrative expenses increased by $3.6 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher personnel costs, including increases of $1.3 million for stock-based compensation and $0.8 million for salaries and benefits, as well as $1.3 million in higher professional fees to support our expanded operations. Similarly, general and administrative expenses increased by $10.7 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher personnel costs, including increases of $3.2 million for stock-based compensation and $2.4 million for salaries and benefits, as well as increases of $4.2 million in professional fees to support our expanded operations.
Other Income
Other income increased by $4.9 million and $14.9 million for the three and nine months ended September 30, 2023 and 2022, respectively, due to higher interest income earned on marketable securities investments.

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
In July 2021, we entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Through its termination in November 2022, we sold 8,552,361 shares of our common stock pursuant to the 2021 Sales Agreement and received net proceeds of $140.6 million, after deducting offering-related transaction costs and commissions.
On November 8, 2022, we entered into a new sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement described above. Under the 2022 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. During the nine months ended September 30, 2023, we sold 4,107,810 shares of our common stock under the 2022 Sales Agreement and received net proceeds of $60.5 million, after deducting offering-related transaction costs and commissions. We sold no shares during the three months ended September 30, 2023.
On December 15, 2022, we completed a public offering of 13,800,000 shares of our common stock at a public offering price of $17.25 per share, for aggregate net proceeds of $223.8 million, after deducting underwriting discounts, commissions and offering costs.
Since our inception through September 30, 2023, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $42.3 million from funding under collaboration and research services agreements.
Future Capital Requirements
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $542.6 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
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
•the terms and timing of establishing and maintaining collaborations, licenses and other arrangements;

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
While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including current and potential future collaborations, licenses and other arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022
Net cash provided by (used in):
Operating activities	$(135,565)	$(97,079)	$(38,486)
Investing activities	(181,110)	(182,187)	1,077
Financing activities	61,973	102,517	(40,544)
Net decrease in cash, cash equivalents and restricted cash	$(254,702)	$(176,749)	$(77,953)
Operating Activities
Net cash used in operating activities of $135.6 million and $97.1 million for the nine months ended September 30, 2023 and 2022, respectively, consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044, AOC 1020 and other programs. The increase is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $181.1 million for the nine months ended September 30, 2023 consisted primarily of $407.2 million for purchases of marketable securities due to investing the proceeds from the sale of common stock of $223.8 million in December 2022 and reinvestment of proceeds from matured marketable securities as well as $3.4 million in purchases of property and equipment, offset by $229.5 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $182.2 million for the nine months ended September 30, 2022 consisted of $266.2 million for purchases of marketable securities and $2.0 million in purchases of property and equipment, partially offset by $86.0 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $62.0 million for the nine months ended September 30, 2023 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2022 Sales Agreement. Net cash provided by financing activities of $102.5 million for the nine months ended September 30, 2022 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2021 Sales Agreement.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2023, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
Contractual Obligations and Commitments
As of September 30, 2023, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
As of September 30, 2023, we have used all of the approximately $274.1 million in net proceeds from our IPO for general corporate purposes, including the advancement of our development programs consistent with our planned use of such proceeds as described in the prospectus for our IPO dated June 11, 2020.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2023, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Sarah Boyce (President, Chief Executive Officer and Director)	Adopt	9/26/2023	X		(1)	(2)
Michael MacLean (Chief Financial and Chief Business Officer)	Adopt	9/27/2023	X		(1)	(2)
Michael Flanagan (Chief Scientific and Technical Officer)	Adopt	9/26/2023	X		(1)	(2)
Teresa McCarthy (Chief Human Resources Officer)	Adopt	9/26/2023	X		(1)	(2)
Arthur Levin, Ph.D.(Distinguished Scientist and Strategic Leader; Director)	Adopt	9/27/2023	X		(1)	(2)
____________________
(1)Under our 2020 Incentive Award Plan, recipients of RSUs and PSUs are required to sell a number of shares that satisfies applicable tax withholding obligations upon a taxable event such as a vesting date. Each participant listed in this table has executed an instruction letter to our broker for the sale of such minimum number of shares, at the then-applicable market price, sufficient to cover applicable tax withholding obligations, at the statutory minimum applicable statutory rate, for each such person. These instruction letters qualify as Rule 10b5-1 trading arrangements but may exist concurrent with another 10b5-1 trading arrangement for the same individual, as permitted by Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act.
(2)These instruction letters shall remain in effect for so long as the individual owns RSUs or PSUs.

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

Avidity Biosciences, Inc.

Date: November 8, 2023	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)