Form 10-K
period 2023-12-31
Avidity Biosciences, Inc.
filed 2024-02-28
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $811.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $11.09 per share.
As of February 15, 2024, the registrant had 79,719,473 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AVIDITY BIOSCIENCES, INC.

FORM 10-K
For the Year Ended December 31, 2023

PART I
Forward-Looking Statements and Market Data
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including, without limitation, statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the timing and likelihood of resolution of the partial clinical hold related to AOC 1001, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the anticipated timing of release of data from our ongoing clinical trials, the timing and likelihood of regulatory filings and approvals for our product candidates, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, and the anticipated impacts of any pandemics or epidemics, inflationary pressures, and the ongoing hostilities in Ukraine and the Middle East on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
This annual report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.
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
ITEM 1. Business
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with RNA therapeutics. Our advancing and expanding pipeline currently has three programs in clinical development. AOC 1001 is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the ongoing MARINA open label extension study, or MARINA-OLE™. In mid-2024, we plan to initiate the global Phase 3 HARBORTM trial of AOC 1001 for adults living with DM1. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. AOC 1001, AOC 1020 and AOC 1044 have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. The FDA has also granted AOC 1044 Rare Pediatric Disease Designation. We continue to advance and expand our internal discovery pipeline with the addition of new research and development candidates to treat conditions in skeletal muscle and cardiology as we continue to deliver on the RNA revolution. In addition to our own internal research programs, we continue to explore the full potential of our AOC platform through collaborations and partnerships that we have initiated, including programs in cardiology, immunology, and other select indications outside of muscle.
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials in 2024, dose escalate the remaining participants in the MARINA-OLE study from 2 mg/kg to 4 mg/kg of AOC 1001, and in mid-2024 initiate our global Phase 3 HARBOR™ trial of AOC 1001 for DM1. In March 2024 we will be sharing a first look at long-term efficacy and safety data from the MARINA-OLE™ trial of AOC 1001 in people living with DM1. In the second quarter of 2024, we anticipate reporting preliminary data in approximately half of the study participants in the Phase 1/2 FORTITUDE™ trial of AOC 1020 in FSHD. In the second half of 2024, we plan to share 5 mg/kg cohort data from the Phase 1/2 EXPLORE44™ trial of AOC 1044 in people living with DMD44.
Our Strategy
Our vision is to profoundly improve people’s lives by revolutionizing the delivery of RNA therapeutics. We are executing on that vision by focusing on our three strategic pillars: a disruptive and broad AOC platform, an advancing and expanding pipeline and building an agile and diverse company. With this strategy, our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options. The key elements of our strategy to achieve this goal are to:
•Harness the power of our AOC platform to develop a new class of drugs. We are committed to delivering a new class of RNA therapeutics by utilizing decades of research on the power of oligonucleotides. With preliminary data from our AOC 1001 MARINA clinical trial, we have demonstrated successful targeted delivery of RNA into muscle in humans. Our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques provide the foundation for our efforts to address the current limitations of oligonucleotide therapies. Our disruptive and broad AOC platform also affords us the option to deploy various types of oligonucleotides, including small interfering RNAs, or siRNAs, and phosphorodiamidate morpholino oligomers, or PMOs, whose specific mechanisms of action modify RNA function in different ways. We now have AOC programs in clinical development that utilize both siRNAs and PMOs. This flexibility allows us to use oligonucleotides that are tailored to have the potential to modulate a given disease process. Potential mechanisms of action for these oligonucleotides can range from reducing the expression of disease-related RNA with siRNAs, to correction of aberrant processing of RNAs with splice modifying oligonucleotides. AOCs are designed to do the following:
•Combine the proven technologies of approved mAbs and oligonucleotides
•Deliver to tissues previously untreatable with RNA therapeutics, starting with muscle and broadening to other tissues and cell types
•Scale with experienced manufacturers who are able to utilize well-established and scalable methods for manufacturing mAbs and oligonucleotides. We also have the ability to use a single mAb across multiple programs, providing significant leverage around development costs and timelines associated with each incremental muscle program.
•Continue Advancing and Expanding Our Pipeline. With three programs currently in clinical development, we are also advancing and expanding our innovative AOC pipeline to offer treatment options for people across a wide range of therapeutic areas. Our first AOC programs are from our rare muscle disease franchise. We are also broadening the reach of AOCs beyond muscle tissues through both internal discovery efforts and key partnerships. We are progressing our pipeline in the following ways:
•Advancing our lead muscle disease product candidates through ongoing and planned clinical trials to approval. We have three programs in clinical development: AOC 1001 for DM1, AOC 1020 for FSHD and AOC 1044 for DMD44. Each is designed to address the root cause of the underlying disease. AOC 1001 and AOC 1020 each consist of a proprietary mAb that binds to the transferrin receptor 1, or TfR1, receptor conjugated with a siRNA. AOC 1044 consists of the same proprietary mAb to TfR1 conjugated with a PMO. There are no approved therapies to treat the underlying causes of DM1, FSHD or DMD44.
•Progressing our skeletal muscle pipeline. We remain focused on researching potential skeletal muscle indications that are optimal for RNA targeting and that have patient populations with high unmet need. In addition to our programs in clinical development, our current pipeline includes programs in DMD targeting additional exons as well as programs targeting other skeletal muscle diseases with limited or no treatment options. Preclinical development on these programs is ongoing and ranges in stage from early discovery work to one program in lead optimization.
•Expanding our pipeline into other indications. We continue to pursue additional programs that expand our AOC pipeline beyond muscle and into other indications including cardiology and immunology. We have one preclinical rare cardiac program in lead optimization. In November 2023, we announced an expansion of our cardiovascular collaboration with Bristol-Myers Squibb Company, or BMS. The global licensing and research collaboration will focus on discovery, development and commercialization of up to five cardiovascular targets. In addition, through our collaboration with Eli Lilly and Company, or Lilly, we are working on potential new medicines in immunology and other select indications. Through additional internal discovery efforts and partnerships, we continue to work to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options.
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
As we grow the company, we plan to continue to employ a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. Through collaborations and our internal research, we plan to continue to invest our resources in our AOC platform to explore the full potential of our AOCs in additional previously inaccessible tissue and cell types.
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

In January 2024, we announced that we plan to report data from our ongoing clinical trials in 2024, dose-escalate the remaining participants in MARINA-OLE from 2 mg/kg to 4 mg/kg of AOC 1001, and in mid-2024 initiate our global Phase 3 HARBOR trial of AOC 1001 for people living with DM1. In March, 2024 we will be sharing a first look at long-term efficacy and safety data from the MARINA-OLE trial of AOC 1001 in people living with DM1. In the second quarter of 2024 we anticipate reporting preliminary data in approximately half of the study participants in the Phase 1/2 FORTITUDE trial of AOC 1020 in FSHD. In the second half of 2024, we plan to share 5 mg/kg cohort data from the Phase 1/2 EXPLORE44 trial of AOC 1044 in people living with DMD44.
In December 2023, we announced positive AOC 1044 data in healthy volunteers from the Phase 1/2 EXPLORE44 clinical trial for the treatment of DMD44. The data demonstrated that AOC 1044 delivered increases in PMO concentrations in skeletal muscle following a single dose of 5 mg/kg or 10 mg/kg, providing up to 50-times greater PMO concentrations in skeletal muscle when compared to a single dose of peptide conjugated PMOs in healthy volunteers. AOC 1044 was well tolerated in healthy volunteers, produced statistically significant exon 44 skipping compared to placebo of up to 1.5% in healthy volunteers after a single dose of 10 mg/kg of AOC 1044 at Day 29 and increased exon skipping in all participants.
In November 2023, we announced an exclusive global licensing and research collaboration with BMS focused on the discovery, development and commercialization of multiple cardiovascular targets. The payments to us under this collaboration include (i) $100 million upfront, which amount includes an approximately $40 million purchase by BMS of our common stock in a private placement, (ii) up to approximately $2.2 billion in milestone payments and (iii) tiered royalty payments on certain net sales, if any. This strategic collaboration broadens the reach of AOCs through the expansion of our existing relationship with BMS. The collaboration with BMS is separate from our internal discovery pipeline consisting of research and development candidates to treat rare skeletal muscle conditions and rare cardiac muscle diseases that are not competitive to the cardiovascular targets included in the BMS collaboration.
In October 2023, we announced new Phase 1/2 AOC 1001 data demonstrating improvement in additional functional measures including hand grip, muscle strength (Manual Muscle Testing composite score and both upper and lower Quantitative Muscle Testing composite scores) and patient reported outcomes, or PROs. These data augment previously reported data from April 2023 that showed improvements in myotonia, muscle strength and mobility. The data reported in October for AOC 1001 continued to demonstrate favorable safety and tolerability results.
In May 2023, we announced that the FDA eased the partial clinical hold on AOC 1001, allowing us to double the number of participants in the MARINA-OLE study receiving 4 mg/kg of AOC 1001 by dose-escalating 12 participants from 2 mg/kg to 4 mg/kg and to enroll new participants at 2 mg/kg. The dose escalation of 12 participants in the MARINA-OLE from AOC 1001 2 mg/kg to 4 mg/kg has been completed. Data showed no neurological events and no MRI changes following dosing. We have now commenced dose escalating the remaining participants in the MARINA-OLE from 2 mg/kg to 4mg/kg of AOC 1001 following our announcement in January 2024.
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
Phase 1/2 MARINA Clinical Trial
The Phase 1/2 MARINA clinical trial was designed to evaluate the safety and tolerability of single and multiple ascending doses of AOC 1001 administered intravenously in adults with DM1. The MARINA trial was a randomized, double-blind, placebo-controlled, Phase 1/2 clinical trial that assessed the activity of AOC 1001 across key biomarkers, including spliceopathy, an important biomarker for DM1, and knockdown of DMPK mRNA. Though the Phase 1/2 trial was not powered to assess functional benefit, it explored the clinical activity of AOC 1001 in multiple measures of muscle function including myotonia, muscle strength, measures of mobility as well as PROs and quality of life measures. Patients had the option to enroll in MARINA-OLE, an open-label extension study, at the end of the post-treatment period. All eligible participants chose to enroll in the MARINA-OLE study.
The U.S. Food and Drug Administration, or FDA, placed a partial clinical hold on new participant enrollment in the Phase 1/2 MARINA clinical trial of AOC 1001 in September 2022. The partial clinical hold is in response to a serious adverse event, or SAE, reported in a single participant in the 4mg/kg cohort of the MARINA study.
In May 2023, we announced that the FDA eased the partial clinical hold on AOC 1001, allowing us to double the number of participants in the MARINA-OLE study receiving 4 mg/kg of AOC 1001 by dose-escalating 12 participants from 2 mg/kg to 4 mg/kg and to enroll new participants at 2 mg/kg. The dose escalation of 12 participants in the MARINA-OLE from AOC 1001 2 mg/kg to 4 mg/kg has been completed. Data showed no neurological events and no MRI changes following dosing. We have now commenced dose escalating the remaining participants in the MARINA-OLE from 2 mg/kg to 4mg/kg of AOC 1001 following our announcement in January 2024.

The sites participating in the MARINA-OLE study are all part of the Myotonic Dystrophy Clinical Research Network, or DMCRN. The DMCRN is running a natural history study called Establishing Biomarkers and Clinical Endpoints in Myotonic Dystrophy Type 1, or END-DM1. We have entered into an agreement supporting END-DM1, a non-interventional study designed to advance the understanding of disease progression in approximately 700 people with DM1. This agreement allows us to assess the data from END-DM1, which we believe continues to support the clinical development of AOC 1001.
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
AOC 1001 Data Reported in October 2023 from the Phase 1/2 MARINA Trial and MARINA-OLE Study
AOC 1001 data released in October 2023 demonstrated improvement in additional functional measures augmenting previously reported positive data that demonstrated improvements in functional assessments of myotonia (video hand opening time, or vHOT), strength (Quantitative Muscle Testing total score, or QMT) and mobility (10-meter walk run test, or 10mWRT and the Timed Up and Go test, or TUG).
New AOC 1001 data presented included:
•Multiple additional measures of strength:
•Hand grip

•Manual Muscle Testing (MMT) composite score
•Both upper and lower QMT composites
•DM1-Activ, a PRO that measures activities of daily living (e.g., taking a shower, visiting family or friends, and walking up stairs).
•Long-term AOC 1001 safety and tolerability data included data from the MARINA-OLE study with over 200 infusions totaling 46.2 patient-years of exposure.
•The most common AEs in the MARINA-OLE study were procedural pain (22%), pain in extremity (such as arm, leg or foot pain/soreness) and headache (both 16%).
•There was one resolved adverse event of mild increase in liver enzymes.
•There have been no reported AEs of anemia in the MARINA-OLE study. In the MARINA clinical program, anemia has been asymptomatic except for one participant who did not require treatment.
•There have been no discontinuations in the MARINA-OLE study.
•In March 2024, we will be sharing a first look at long-term efficacy and safety data from the Marina-OLE trial of AOC 1001 in people living with DM1.
Topline Data from AOC 1001 Phase 1/2 MARINA Trial
In April 2023, we reported top-line data of AOC 1001 from the MARINA trial. The MARINA trial concluded with 38 participants enrolled at 1 mg/kg, 2 mg/kg or 4 mg/kg of AOC 1001. Results from the MARINA trial demonstrated:
•Directional improvement in multiple functional assessments including measures of myotonia, strength and mobility:
•Myotonia was measured by vHOT and is a hallmark of DM1 where relaxation of key muscle groups is impaired
•Measures of strength included the QMT total score which is based on six muscle groups from both the upper and lower body
•Mobility was assessed by the 10mWRT and the TUG
•The endpoints used in the MARINA trial measure important aspects of the disease and correspond to those utilized in the ongoing END-DM1 natural history study
•Meaningful DMPK reduction and splicing changes in participants treated with AOC 1001
•Splicing changes followed by directional improvements in functional measures at 2 mg/kg and 4 mg/kg doses of AOC 1001
•AOC 1001 demonstrated broad splicing improvements in more than 1000 genes impacted in DM1, confirming activity in the nucleus
•Favorable long-term safety and tolerability profile of AOC 1001 with most adverse events mild or moderate.
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
Phase 1/2 FORTITUDE Clinical Trial
AOC 1020 is currently being studied in the Phase 1/2 FORTITUDE trial in adult participants with FSHD. The FORTITUDE trial is a randomized, placebo-controlled, double-blind, Phase 1/2 clinical trial designed to evaluate single and multiple doses of AOC 1020 in approximately 70 adult participants with FSHD. FORTITUDE will evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of AOC 1020 administered intravenously, with the primary objective being the safety and tolerability of AOC 1020 in FSHD patients. Activity of AOC 1020 will be assessed using key biomarkers, including magnetic resonance imaging, or MRI, measures of muscle volume and composition. Though the Phase 1/2 trial is not statistically powered to assess functional benefit, it will explore the clinical activity of AOC 1020 including measures of mobility and muscle strength as well as PROs and quality of life measures. Participants will have the option to enroll in an open-label extension study at the end of the treatment period in the FORTITUDE study. In the second quarter of 2024, we anticipate reporting preliminary data in approximately half of the study participants in the FORTITUDE trial in FSHD. The FDA and EMA have granted Orphan Designation for AOC 1020. The FDA also granted Fast Track Designation to AOC 1020 for the treatment of FSHD.
The majority of sites participating in the FORTITUDE trial are part of the FSHD clinical trial research network, or FSHD CTRN. We are partnering with the FSHD CTRN on the ongoing natural history study called Motor Outcomes to Validate Evaluations in FSHD, or MOVE FSHD. We are sponsoring the MOVE Plus, or MOVE+, sub-study which is enrolling approximately 100 participants in the US. The goal of MOVE+ is to enhance the community's understanding of how to utilize whole-body MRI and other tools to identify specific biomarkers for FSHD that can accelerate and support future clinical trial design.
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
AOC 1044 Phase 1/2 EXPLORE44 clinical trial
AOC 1044 is currently being studied in the Phase 1/2 EXPLORE44™ trial in healthy volunteers and participants with DMD44. The EXPLORE44 trial is a randomized, placebo-controlled, double-blind, Phase 1/2 clinical trial to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamic effects of single and multiple ascending doses of AOC 1044 administered intravenously, with the primary objective being the safety and tolerability of AOC 1044 in adult healthy volunteers and pediatric and adult participants with DMD44. The EXPLORE44 trial will assess exon skipping and dystrophin protein levels in participants with DMD44 and will also explore measures of muscle function, patient-reported outcomes and quality of life. Participants with DMD44 will have the option to enroll in an extension study at the end of the treatment period in the EXPLORE44 trial. The overall development program for AOC 1044, which includes the EXPLORE44 trial and the extension study, is designed to potentially support accelerated approval in the United States.
In December 2023, we announced results from the healthy volunteer portion of the EXPLORE44 trial. AOC 1044 delivered increases in concentrations of PMOs in skeletal muscle with up to 50-times greater concentrations of PMO in skeletal muscle following a single dose compared to peptide conjugated PMOs in healthy volunteers. AOC 1044 was well tolerated, demonstrated statistically significant exon 44 skipping compared to placebo of up to 1.5% in healthy volunteers after a single dose of 10 mg/kg AOC 1044 and increased exon skipping in all participants. In the second half of 2024, the Company plans to share 5 mg/kg cohort data from the Phase 1/2 EXPLORE44™ trial of AOC 1044 in people living with DMD44. The FDA and EMA have granted Orphan Designation for AOC 1044. The FDA also granted Fast Track and Rare Pediatric Disease Designation to AOC 1044 for the treatment of DMD44.
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
Our Discovery Programs
Opportunities in Additional Skeletal Muscle Diseases, Cardiology and Immunology
We are committed to the advancement and expansion of our pipeline with multiple research and development candidates to treat conditions in skeletal muscle, cardiology and immunology as part of our internal discovery efforts and our collaborations with Lilly and BMS. All of the preclinical programs have been engineered using our AOC platform technology. Internally, we added a rare cardiac program and a rare skeletal muscle program. Both programs utilize the transferrin antibody. The RNA targets for both remain undisclosed.

We are collaborating with Lilly for the discovery, development and commercialization of AOCs directed to up to six selected mRNA targets in immunology and other select indications outside of muscle. Through our research collaboration with BMS and our internal discovery efforts, our development activities target multiple cardiac-specific indications.
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
With respect to AOC 1001, there are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma, Ltd. for the congenital phenotype of DM1; DYNE-101, an antibody fragment, or Fab, linked oligonucleotide that is being evaluated outside of the US in a Phase 1/2 clinical trial by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by various companies collaborating with Vertex Pharmaceuticals, Inc., including Entrada Therapeutics, Inc.'s ENTR-701, an EEV-conjugated PMO. There are a growing number of companies in preclinical development pursuing different paths to treat DM1 and we expect that the space will continue to evolve as additional candidates advance.
There are currently no therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: losmapimod, a repurposed p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc; and RO7204239, a monoclonal antibody against latent myostatin, which is currently being evaluated in a Phase 2 clinical trial by F. Hoffmann-La Roche AG. There are a growing number of companies in preclinical development pursuing different paths to treat FSHD, including Arrowhead Pharmaceuticals, Dyne Therapeutics and miRecule, Inc./Sanofi S.A., and we expect that the space will continue to evolve as additional candidates advance.
Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are three FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 51; golodirsen for the treatment of people with DMD amenable to skipping Exon 53; and casimersen for the treatment of DMD in patients with a confirmed mutation amenable to exon 45 skipping. There is an FDA-approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: viltolarsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. We are developing treatments for DMD that target dystrophin mechanisms. Other companies pursuing a similar mechanism include Sarepta Therapeutics with SRP-5051, a PPMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Dyne Therapeutics with DYNE-251, a PMO conjugated to a Fab currently being evaluated in a Phase 1/2 clinical trial for patients amendable to Exon 51 skipping; Wave Life Sciences, Ltd. with WVE-N531, an unconjugated PN-modified exon-skipping oligonucleotide currently being evaluated in a Phase 1/2 clinical trial for patients amenable to Exon 53 skipping; PepGen with PGN-EDO51, a peptide-conjugated oligonucleotide for patients amenable to Exon 51 skipping completed a Phase 1 clinical trial; and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. While there are multiple programs in development for people with DMD amenable to skipping Exon 51 or 53, there are very few targeting Exon 44. NS Pharma, Inc. is running a Phase 1/2 trial with NS-089/NCNP-02 in people amenable to Exon 44 skipping in Japan. In December 2022, Entrada’s program ENTR-601-44 was placed on a clinical hold prior to initiating Phase 1 development. Companies are also approaching DMD with viral-vector based gene therapy programs that are more of a one-time treatment versus oligonucleotide-based exon skipping chronic treatments. Several companies are developing microdystrophin-based gene therapies, including Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 received FDA accelerated approval for pediatric patients aged 4 to 5 years and under review for full FDA approval and label expansion), REGENEXBIO (RGX-202) and Solid Biosciences Inc. (SGT-003). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. There are a growing number of companies in preclinical development pursuing different paths to treat DMD, including Capricor Therapeutics, Inc. and FibroGen, Inc., and we expect that the space will continue to evolve as additional candidates advance.
We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Company, Arrowhead Pharmaceuticals, Dyne Therapeutics, Ionis Pharmaceuticals, Inc., Sarepta Therapeutics, PepGen, PeptiDream Inc. and Bicycle Therapeutics plc, as well as gene therapy and CRISPR approaches.
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
We believe that we have a significant global intellectual property position and substantial know-how relating to our AOC product candidates and our technology platform. As of December 31, 2023, our intellectual property portfolio consisted of 29 issued U.S. patents and 28 pending U.S. patent applications that we own. Collectively, these patent rights relate to various aspects of our AOC product candidates and technology platform. In addition, we have an exclusive license to certain patent rights from the University of Alberta and Fred Hutchinson Cancer Center. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, New Zealand, Taiwan, and South Korea. We also file patent applications pursuant to the Patent Cooperation Treaty, or PCT. Our PCT patent applications are in the first phase of the PCT process, which is the international phase, in which patent protection is pending under a single patent application filed with the United States Patent and Trademark Office, or USPTO, as a contracting state of the PCT. These PCT patent applications have not yet entered the second phase of the PCT process, which is the national and regional phase, in which rights are continued by filing necessary documents with the patent offices of separate contracting states of the PCT. The national phase of the PCT patent application process occurs 30 months after the earliest priority date of the PCT patent application.
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
Intellectual Property Relating to AOC 1001
With regard to AOC 1001, as of December 31, 2023, we owned four issued U.S. patents, three pending U.S. patent applications, two granted foreign patents, and 24 pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan, New Zealand, and South Korea. These patent rights relate to AOC 1001 composition of matter, formulations containing AOC 1001, methods of manufacturing, and methods of treating diseases, using AOC 1001. Any patents issued from these applications are expected to expire in 2038-2041; however, a patent term extension may be available.
Intellectual Property Relating to AOC 1020 and Other FSHD AOC Product Candidates
With regard to AOC 1020 and other FSHD AOC product candidates, as of December 31, 2023, we owned two issued U.S. patents, four pending U.S. patent applications, 12 pending patent applications in foreign jurisdictions, and one pending patent application filed pursuant to the PCT. These patent rights relate to the AOC 1020 and other FSHD AOC composition of matter, formulations containing AOC 1020 and other the FSHD AOC, methods of manufacturing, and methods of treating diseases, using our FSHD AOC. Any patents issued from these applications are expected to expire in 2041-2042; however, a patent term extension may be available. We have one patent family licensed from Fred Hutchinson Cancer Center, which includes one issued U.S. patent, one pending U.S. patent application, two granted foreign patents, and one pending application in Europe.
Intellectual Property Relating to AOC 1044 and Other DMD AOC Product Candidates
With regard to AOC 1044 and other DMD AOC product candidates, as of December 31, 2023, we owned four issued U.S. patents, six pending U.S. patent applications, 29 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan and South Korea, and one pending patent application filed pursuant to the PCT. These patent rights relate to AOC 1044 and other DMD AOCs composition of matter, formulations containing AOC 1044 and other DMD AOCs, methods of manufacturing, and methods of treating diseases, using AOC 1044 and other DMD AOCs. Any patents issued from these applications are expected to expire in 2038-2044; however, a patent term extension may be available.
Intellectual Property Relating to Our AOC Product Platform
As of December 31, 2023, we owned 21 families of U.S. and foreign patents and patent applications generally covering our AOC product platform. These families include 26 issued U.S. patents, five issued foreign patents, 26 pending U.S. patent applications, two pending PCT patent applications and 104 pending foreign patent applications in Europe, Australia, Canada, China, Israel, Hong Kong, Japan, South Korea, Mexico, Singapore, New Zealand, and Taiwan, relating to key aspects and components of our AOC product platform systems. Our patent applications contain claims covering (i) proprietary antibodies; (ii) proprietary oligonucleotide chemical structures; (iii) proprietary oligonucleotide sequences; (iv) proprietary AOC structures; and (v) methods for manufacturing and using our AOC technologies. Some of these AOC platform cases generically cover our various product candidates. The issued U.S. patents and any U.S. patents issuing from our pending U.S. patent applications are expected to expire between 2037 and 2044. We have one patent family licensed from the University of Alberta, which includes one issued U.S. patent, two pending U.S. patent applications, two granted foreign patents, and six pending applications in Europe, Canada, China, Japan, South Korea and Hong Kong.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2044, unless we receive patent term extension or patent term adjustment, or both.
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
Research Collaboration with Bristol Myers Squibb
In November 2023, we entered into (i) a Research Collaboration and License Agreement with BMS, or the BMS Collaboration Agreement, to expand on the research with MyoKardia for up to five targets utilizing our proprietary AOC platform technology and (ii) a Securities Purchase Agreement with BMS, or the BMS Purchase Agreement, for the purchase by BMS in a private placement of 5,075,304 shares of our common stock at a purchase price of $7.8813 per share, for an aggregate purchase price of approximately $40 million. We refer to the BMS Collaboration Agreement and the BMS Purchase Agreement together as the "BMS Agreements." Under the terms of the BMS Agreements, we received approximately $100 million upfront, which includes a $60 million cash payment under the terms of the BMS Collaboration Agreement, and approximately $40 million for the purchase of our common stock under the terms of the BMS Purchase Agreement. We are also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits to low double-digits on net sales. We are responsible for our own research collaboration costs incurred under the agreement, subject to a cumulative spending limit of $40 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.
Research Collaboration with Lilly
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
Research Collaboration with MyoKardia, a wholly-owned subsidiary of BMS
In December 2020, we entered into a research collaboration, or the MyoKarida Agreement, with MyoKardia, a wholly-owned subsidiary of BMS, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. Under the terms of the MyoKardia Agreement, in July 2023, BMS as the successor in interest to MyoKardia, exercised its option to negotiate and enter into a license agreement covering AOCs that modulate the function of cardiovascular targets. The research collaboration with MyoKardia was terminated in November 2023 upon execution of the Research Collaboration and License Agreement with BMS.
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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the federal Food, Drug and Cosmetic Act, or FDCA, the PHSA, and other federal, state, and local statutes and regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biological product is produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCP; and
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.
Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain studies. Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted or modified to allow such continuation. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP regulations, which, among other things, include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
BLA Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an BLA requesting approval to market the product for one or more indications. The submission of a BLA is subject to the payment of substantial user fees, unless a waiver or exemption applies.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended for a three-month period by the FDA in response to new data or other information designated as a major amendment to the application. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency.
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
After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the biologic with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct so-called Phase 4 clinical testing to further assess a biological product’s safety and effectiveness after BLA approval, and may require additional testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.
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
Expedited Development and Review Programs
A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of biological products that meet certain criteria. The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. For example, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
Any product submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. A product is eligible for priority review if it is designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for the product candidate designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require the sponsor of a drug receiving accelerated approval to perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such studies be underway before granting any accelerated approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the sponsor fails to conduct the required confirmatory trial in a timely manner or if such confirmatory trial fails to verify the predicted clinical benefit of the product.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of existing exclusivity protection or patent terms, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
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
Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebates required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.
U.S. Healthcare Reform
In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.
Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in force in its current form.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, as of January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue guidance regarding the IRA. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
Data Privacy and Security Laws

We are subject to laws and regulations governing data privacy and security, including the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Data privacy and security laws, regulations, and related obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Human Capital
As of February 15, 2024, we had 253 full-time employees, 72 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
ITEM 1A.    Risk Factors
You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline substantially. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

Summary of Risk Factors
The principal risks and uncertainties affecting our business include the following:
•We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any product revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•We are early in our development efforts and have three product candidates in clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Any difficulties or delays in the commencement or completion, or the termination or suspension, of our ongoing and planned clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
•We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, including as a result of the partial clinical hold related to AOC 1001, our clinical development activities could be delayed or otherwise adversely affected.
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
•Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

•We have identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any product revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
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
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $212.2 million, $174.0 million, and $118.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $570.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.
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
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months. In particular, we expect that these funds will allow us to complete our MARINA-OLE trial for AOC 1001 in DM1 and advance AOC 1044 for DMD, and AOC 1020 for FSHD in clinical development as well as to further advance our AOC platform in and beyond our muscle franchise. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in November 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the 2022 Sales Agreement may be terminated by us or the Sales Agent at any time upon specified notice to the other party, or by the Sales Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
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
•the timing and amount of the milestone or other payments made to us under our current or future research and collaboration agreements;

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
We are in the early stages of our development efforts and have three product candidates in clinical development. All of our other development programs are in the preclinical or drug discovery stage. We have invested substantially all of our efforts in developing our AOC platform, identifying potential product candidates and conducting preclinical and early clinical studies. We will need to progress our preclinical-stage candidates through IND-enabling studies and receive authorization from the U.S. Food and Drug Administration, or the FDA, or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies with favorable results, including those compliant with good laboratory practices, or GLP, toxicology studies, biodistribution studies and minimum effective dose studies in animals;
•allowance to proceed with clinical trials under INDs by the FDA, or under similar regulatory submissions by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary AOC platform, which leverages a novel and unproven approach. While we have had favorable preclinical and early clinical study results based on our technology platform, we have not yet succeeded and may not succeed in demonstrating safety, purity or potency for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our research methodology and novel approach to oligonucleotide based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. We may also be unsuccessful in developing and demonstrating utility of our AOCs in cell types beyond the muscle, including under our Lilly Agreement for immunology and other select indications and under the BMS Collaboration Agreement for certain cardiovascular treatments. Further, because all of our product candidates and development programs are based on our AOC platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of AOC 1001, AOC 1044, AOC 1020 and other potential product candidates targeting rare muscle disorders, we do not know whether AOC

1001, AOC 1044, AOC 1020 or the other potential product candidates will perform in ongoing or future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models, and in certain cases, early clinical studies, may not be predictive of our ongoing and future clinical trials in humans. Furthermore, for some indications that we are pursuing, there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in these studies, or in IND-enabling studies for any of our other development programs, this will delay clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and planned clinical trials will be successful. Any safety concerns observed in any of our preclinical studies or clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. For example, the FDA placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of AOC 1001 in adults with DM1 in response to a serious adverse event reported in a single participant in the 4mg/kg cohort of the MARINA study. Though the FDA has since eased this partial clinical hold, if we do not resolve the partial clinical hold on our expected timeline or if the data we provide in response to the FDA's requests is not satisfactory to the FDA, this may cause the development of AOC 1001 to be delayed or not completed at all. Any delays in the commencement or completion of our ongoing and planned clinical trials for our current and any future product candidates could significantly affect our product development timelines and product development costs.
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
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
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
If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.
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
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our ongoing or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
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
As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Although other oligonucleotide therapeutics have received regulatory approval, our AOCs, which combine oligonucleotides with a mAb, are a novel approach to oligonucleotide therapies, which may present enhanced risk and uncertainty for our product candidates compared to more well-established classes of therapies, or oligonucleotide or mAb-based therapies on their own. Moreover, there have been only a limited number of clinical trials involving the use of oligonucleotide therapeutics or the proprietary technology used in our AOC platform. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. In particular, the FDA has placed a partial clinical hold on new participant enrollment at certain dosage levels of AOC 1001 as described in the risk factor titled, “Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.” The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
We are early in our development efforts for our product candidates and we will need to successfully complete our ongoing early-stage clinical trials, and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market any of our product candidates, as well as complete IND-enabling studies for our preclinical product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we have not initiated or completed any late-stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. As interactions with the FDA may not be comprehensive, we cannot be certain how many clinical trials of any of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our product candidates.
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
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe, pure, potent or effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug or biologic as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or EMA’s, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have received orphan drug designation in the United States and the European Union for each of AOC 1001 for the treatment of DM1, AOC 1020 for the treatment of FSHD and AOC 1044 for the treatment of DMD, and we may seek orphan drug designation for future product candidates. There can be no assurance that we will be able to maintain such designation or that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any additional indication for which we apply.
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same disease or condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity in the United States may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs containing different active ingredients for the same or similar indication. In addition, if a subsequent drug is approved for marketing for the same or a similar disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
Receipt of breakthrough therapy designation or fast track designation by the FDA for one or more of our product candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek breakthrough therapy or fast track designation for some of our product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has granted fast track designation to each of AOC 1001 for the treatment of DM1, AOC 1020 for the treatment of FSHD and AOC 1044 for the treatment of DMD. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review if the relevant criteria are met. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
Whether to grant breakthrough therapy or fast track designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate, including the fast track designations granted to AOC 1001, AOC 1020 and AOC 1044, may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind granted designations.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority for the manufacture of our product candidates pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable application to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Our AOCs consist of a proprietary mAb conjugated with the oligonucleotide therapy. All of our mAbs are manufactured by starting with cells which are stored in a cell bank. We have multiple working cell banks and one master cell bank for our mAbs manufactured in accordance with cGMP and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing impacted by the need to replace the cell banks. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
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
We are dependent on Lilly and BMS, as collaboration partners, for the development of certain targets. Under certain circumstances, Lilly or BMS may each unilaterally terminate its respective agreement with us for convenience, which could materially and adversely affect our business.
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
In November 2023, we entered into the BMS Collaboration Agreement for the development of up to five cardiovascular targets using our AOC platform, or the BMS AOCs. Under the BMS Collaboration Agreement, BMS will be solely responsible for funding all future clinical development, regulatory and commercialization activities for the BMS AOCs. Any dispute with BMS may result in the delay or termination of the research, development or commercialization of the BMS AOCs, either on an individual target basis or collectively, and may result in costly litigation that diverts our management's attention and resources away from our day-to-day activities and which may adversely affect our business, financial condition, results of operation and prospects.
In addition, Lilly or BMS may unilaterally terminate the Lilly Agreement or the BMS Collaboration Agreement, respectively (including for convenience), and in either such event, we would be prevented from receiving any research and development funding, milestone payments, royalty payments and other benefits under the respective agreement.
In addition, any decision by Lilly or BMS to terminate the Lilly Agreement or the BMS Collaboration Agreement, respectively, may negatively impact public perception of our AOC product candidates, which could adversely affect the market price of our common stock. We cannot provide any assurance with respect to the success of the collaborations with Lilly or BMS. Any of the foregoing events could have a materially adverse effect on our business, financial condition, results of operations and prospects.
We may seek to enter into additional collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if we are, we may relinquish valuable rights and may not realize the benefits of such relationships.
We may seek to enter into additional collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may have to relinquish valuable rights to our future revenue streams, research programs, product candidates or AOC platform, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.
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
The Affordable Care Act, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing such company’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.
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
We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could reduce the number of patients who are available for our clinical trials in such clinical trial site.

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
There are currently no therapies to treat the underlying cause of facioscapulohumeral muscular dystrophy, or FSHD. Products currently in development to treat FSHD include: losmapimod, a repurposed p38 MAPK inhibitor that may modulate DUX4 expression, which is being evaluated in a Phase 3 clinical trial by Fulcrum Therapeutics Inc; and RO7204239, a monoclonal antibody against latent myostatin, which is currently being evaluated in a Phase 2 clinical trial by F. Hoffmann-La Roche AG. There are a growing number of companies in preclinical development pursuing different paths to treat FSHD, including Arrowhead Pharmaceuticals, Dyne Therapeutics and miRecule, Inc./Sanofi S.A., and we expect that the space will continue to evolve as additional candidates advance.
Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. In addition, there are three FDA approved exon skipping drugs marketed by Sarepta Therapeutics, Inc.: Eteplirsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 51; golodirsen for the treatment of people with DMD amenable to skipping Exon 53; and casimersen for the treatment of DMD in patients with a confirmed mutation amenable to exon 45 skipping. There is an FDA-approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: viltolarsen, an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta Therapeutics with SRP-5051, a PPMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, Dyne Therapeutics with DYNE-251, a PMO conjugated to a Fab currently being evaluated in a Phase 1/2 clinical trial for patients amendable to Exon 51 skipping; Wave Life Sciences, Ltd. with WVE-N531, an unconjugated PN-modified exon-skipping oligonucleotide currently being evaluated in a Phase 1/2 clinical trial for patients amenable to Exon 53 skipping, PepGen with PGN-EDO51, a peptide-conjugated oligonucleotide for patients amenable to Exon 51 skipping completed a Phase 1 clinical trial and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. In addition, several companies are developing microdystrophin-based gene therapies, including Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 currently under FDA review for accelerated approval) REGENEXBIO (RGX-202) and Solid Biosciences Inc. (SGT-003). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. There are a growing number of companies in preclinical development pursuing different paths to treat DMD, including Capricor and Fibrogen, and we expect that the space will continue to evolve as additional candidates advance. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Pharmaceuticals, Dyne Therapeutics, Ionis Pharmaceuticals, Sarepta Therapeutics, PepGen, Inc., PeptiDream Inc. and Bicycle Therapeutics, as well as gene therapy and CRISPR approaches.
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
•the timing and amount of the milestone or other payments we may receive under our current or future research and collaboration agreements; expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
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
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue, earnings or other guidance.

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
We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses, particularly in the San Diego area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement and execute our business strategy.
We may encounter difficulties in managing our growth and expanding our operations successfully.
We had 253 full-time employees as of February 15, 2024. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:
•the federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers including, among others, physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held during the previous year by physicians as defined under statute and their immediate family members;
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
Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.
For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. ACA provisions of importance to our product candidates established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for enrollment in the 340B program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in force in its current form.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, as of January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue guidance regarding the IRA. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare reimbursement and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.
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
Our business, including ongoing and planned clinical trials and preclinical studies, and financial condition, is subject to risks arising from pandemic and epidemic diseases.
Future pandemics, including the residual effects of the COVID-19 pandemic or other public health epidemics, present substantial public health and economic challenges and may affect, as they have in the past, our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies, supply chains and financial markets. Any resurgence of COVID-19 or emergence of variants thereof and any future pandemic or epidemic diseases may cause disruptions that could severely impact our business, preclinical studies, clinical trials and financial condition, including impairing our ability to raise capital when needed.
The extent to which the emergence of new variants of COVID-19, or any other outbreak of a pandemic or epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Further, to the extent any pandemic or epidemic disease, adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
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
From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, we have collaborations with Lilly and BMS pursuant to which we have granted them licenses to our intellectual property in connection with certain targets and issued to them certain of our securities. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income, if any, until such unused losses expire (if subject to expiration). At December 31, 2023, we had federal and state NOLs of approximately $226.9 million and $355.0 million, respectively.
Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020. Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Because we had no taxable income in our tax year ended December 31, 2019, which was our first corporate tax year, we do not anticipate that such provision of the CARES Act will be relevant to us. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our NOLs and other tax attributes are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOLs may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOLs and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our initial public offering, or IPO, that was completed in June 2020, our subsequent public offerings or any future offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOLs and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Inflation could adversely affect our business and results of operations.
From 2021 to 2023, the U.S. economy experienced a material level of inflation. The impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East may continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
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
In Europe, beginning June 1, 2023, European applications and patents may be subject to the jurisdiction of the Unified Patent Court, or UPC, unless they explicitly opt out. Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. This will present a significant change in European patent practice. As the UPC is a new entity, there is no applicable precedent on which we may rely, increasing the uncertainty of any outcome from the UPC. As a single entity can now invalidate a European patent, we may opt out of the UPC in certain cases, in which case each of our European patents would need to be challenged on a country-by-country basis.
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
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. It is unpredictable how decisions by the U.S. federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the U.S. Court of Appeals for the Federal Circuit recently issued a decision involving the interaction of a patent term adjustment, terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the U.S. federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
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
Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are commercializing or plan to commercialize our therapeutic programs and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our therapeutic programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our therapeutic programs and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our therapeutic programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our planned products. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe. Generative artificial intelligence (AI) resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party's intellectual property.
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

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-United States manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, our licensed patents and patent applications from Fred Hutchinson Cancer Center have been generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. On December 8, 2023, the National Institute of Standards and Technology (NIST) released the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights (Guidance) to the public for comment. The Guidance represents the first federal framework specifying that price can be a factor in considering whether the government may exercise its march-in authority pursuant to 35 U.S.C. 200 et seq. (Bayh-Dole). These United States government march-in rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the

United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. If the United States government exercised its march-in rights in our future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.
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
For example, we are a party to an exclusive worldwide license with the University of Alberta, pursuant to which we have the option to in-license key patent applications for our Exon 51 skipping AOC for DMD and future product candidates. If we fail to comply with obligations under any license agreements, our licensors may have the right to terminate our license, in which event we would not be able to develop or market technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.
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
We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigations, negative publicity, liability or otherwise harm our business, results of operations and financial condition.
We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal information. Guidance on implementation standards and compliance practices are often updated or otherwise revised and we cannot yet determine the impact of future laws, regulations, standards, or the perception of their requirements may have on our business.
In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, the regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act impose privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. The HIPAA breach notification rule mandates the reporting of certain breaches of unsecured, protected health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the FTC failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and adversely affect our business. Further, the CPRA, which went into effect on January 1, 2023, significantly expands the rights granted to consumers under the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In Europe, the GDPR took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA or in the context of our activities within the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as detailed notices for clinical trial subjects and investigators. In addition, the GDPR regulates the transfer of personal data subject to the GDPR to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or DPF, as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to United States entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. We currently rely on a Data Processing Agreement, the EU standard contractual clauses, and the UK Addendum to the EU standard contractual clauses, as applicable, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers.
The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims, including class actions. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies must also comply with the United Kingdom GDPR and the amended UK Data Protection Act 2018, or, together, the UK GDPR. The UK GDPR retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, for instance, fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to United States entities self-certified under the UK Extension to the DPF. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. On June 28, 2021, the EU Commission published its adequacy decision to designate the United Kingdom as adequate. This adequacy decision is expected to last until June 27, 2025, although the

Commission will begin an assessment in late 2024 to decide whether to extend the adequacy decision for a further period up to a maximum of another four years. If the Commission does not extend the decision, the UK’s adequacy decision will expire on June 27, 2025.
We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. These changes may lead to additional costs and increase our overall risk exposure and as a result, we may have to make certain operational changes. Compliance with these and any other applicable data privacy and security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules within required time frames. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
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
Our stock price has been, and is likely to continue to be, highly volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•our ability to resolve the partial clinical hold related to AOC 1001 and to enroll subjects in our ongoing and future clinical trials;

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
At December 31, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 57% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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
•the requirement that a special meeting of stockholders may be called only by the board of directors, the chair of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice and other procedural requirements that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
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
General Risk Factors
We have identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting because of a material weakness related to the design of internal controls with respect to segregation of duties over certain information technology general controls, or ITGCs. These ITGCs were not operating effectively to (i) restrict access to certain data and the ability to make changes thereto, and (ii) monitor changes to such data. While the control deficiency identified did not result in any misstatements, a reasonable possibility exists that a material misstatement to the annual or interim financial statements and disclosures would not have been prevented or detected on a timely basis. In response to the identified material weakness above, we have changed the relevant access to address the known segregation of duties issues and will update our access review controls to include additional procedures; however, we cannot be certain that a material weakness identical to, or distinct from, this material weakness will not occur in the future. For further discussion of the material weakness identified and our completed remedial efforts, see Item 9A, Controls and Procedures.
We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
The United States federal and various state and foreign governments have adopted or proposed laws, regulations and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and the personal information of our employees and contractors. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, cybersecurity threats (such as denial or degredation-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, fraud, and sophisticated nation-state and nation-state-supported actors. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the post-pandemic continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to proprietary or sensitive personally identifiable information, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets or other similar disruptions. Some of the federal, state and foreign laws, regulations and requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.
Any security breach or other incident, whether real or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors—We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigation, negative publicity, liability or and otherwise harm our business, results of operations and financial condition.”
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
The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of inflation, military conflict, including the conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including on Russia and its allies, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023, the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. Our cybersecurity risk management program includes:
•annual external and internal penetration tests to help identify material cybersecurity risks to our critical systems, information and our broader enterprise IT environment;
•a security team that includes internal IT and data privacy personnel and external managed services partners, principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls and (iii) our response to cybersecurity incidents;
•use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including:
•annual external and internal penetration tests;
•24-hour monitoring of our networks and cloud resources to help detect, respond to and recover from cyber-attacks;
•IT managed services that includes help desk support and managed infrastructure (networks and servers support); and
•a ransomware defense plan.
•cybersecurity awareness training for our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•third-party risk management and reporting process for service providers, suppliers and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. In the event we experience a cybersecurity incident we consider to be material, we will disclose such incident consistent with the requirements of Item 1.05 of Form 8-K.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee of the board of directors, or the audit committee, oversight of cybersecurity and other information technology risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.
The audit committee receives periodic reports from management on our cybersecurity risks. In addition, management alerts the audit committee of any material cybersecurity incidents. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from management and have available to them external resources related to cybersecurity as part of the board of directors' continuing education on topics that impact companies similar to ours.
Our cybersecurity function is overseen by Michael MacLean, Chief Financial and Chief Business Officer, who leads a team that is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2.    Properties
We currently lease approximately 54,597 square feet of office and laboratory space in San Diego, California, under a lease that expires in 2026, with the option to extend the term of the lease for an additional five years. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.
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
Holders of Common Stock
As of February 15, 2024, there were approximately 31 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Performance Graph
The following stock performance graph illustrates a comparison from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2023, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 12, 2020 at the opening trading price of $18.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Unregistered Sales of Equity Securities
On November 27, 2023, we sold 5,075,304 unregistered shares of our common stock to BMS in a private placement under the terms of the BMS Purchase Agreement. The shares were sold at a purchase price of $7.8813 per share, for an aggregate purchase price of approximately $40.0 million of which $31.2 million was recorded as common stock and additional paid in capital, net of issuance costs of $0.1 million, and $8.7 million was recorded as deferred revenue (Note 5). The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act based on the representations by BMS in the BMS Purchase Agreement. We are required to file a resale registration statement to register these shares with the SEC on or before April 25, 2024.
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
As of December 31, 2023, we have used all of the approximately $274.1 million in net proceeds from our IPO for general corporate purposes, including the advancement of our development programs consistent with our planned use of such proceeds described in the prospectus for our IPO dated June 11, 2020.
Issuer Repurchases of Equity Securities
None.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. For the comparison of the financial results for the fiscal years ended December 31, 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.
References to “Avidity,” "the Company," “we,” “us” and “our” refer to Avidity Biosciences, Inc.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with RNA therapeutics. Our advancing and expanding pipeline currently has three programs in clinical development. AOC 1001 is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the ongoing MARINA open label extension study, or MARINA-OLE™. In mid-2024, we plan to initiate the global Phase 3 HARBORTM trial of AOC 1001 for adults living with DM1. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. AOC 1001, AOC 1020 and AOC 1044 have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. The FDA has also granted AOC 1044 Rare Pediatric Disease Designation. We continue to advance and expand our internal discovery pipeline with the addition of new research and development candidates to treat conditions in skeletal muscle and cardiology as we continue to deliver on the RNA revolution. In addition to our own internal research programs, we continue to explore the full potential of our AOC platform through collaborations and partnerships that we have initiated, including programs in cardiology, immunology, and other select indications outside of muscle.
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials in 2024, dose escalate the remaining participants in the MARINA-OLE study from 2 mg/kg to 4 mg/kg of AOC 1001, and in mid-2024 initiate our global Phase 3 HARBOR™ trial of AOC 1001 for DM1. In March 2024 we will be sharing a first look at long-term efficacy and safety data from the MARINA-OLE™ trial of AOC 1001 in people living with DM1. In the second quarter of 2024, we anticipate reporting preliminary data in approximately half of the study participants in the Phase 1/2 FORTITUDE™ trial of AOC 1020 in FSHD. In the second half of 2024, we plan to share 5 mg/kg cohort data from the Phase 1/2 EXPLORE44™ trial of AOC 1044 in people living with DMD44.
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing and protecting our intellectual property portfolio, conducting research and preclinical studies, advancing our clinical programs, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, other sales of our common stock, and under collaboration and research service agreements. Please see the section below entitled "Liquidity and Capital Resources" for further information on the capital raised since inception and our future capital requirements.
We have incurred operating losses in each year since inception. Our net losses were $212.2 million, $174.0 million and $118.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $570.8 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Research Collaboration with Bristol Myers Squibb Company
In November 2023, we entered into (i) a Research Collaboration and License Agreement with BMS, or the BMS Collaboration Agreement, to expand on the research with MyoKardia for up to five targets utilizing our proprietary AOC platform technology and (ii) a Securities Purchase Agreement with BMS, or the BMS Purchase Agreement, for the purchase by BMS in a private placement of 5,075,304 shares of our common stock at a purchase price of $7.8813 per share, for an aggregate purchase price of approximately $40 million. We refer to the BMS Collaboration Agreement and the BMS Purchase Agreement together as the "BMS Agreements." Under the terms of the BMS Agreements, we received approximately $100 million upfront, which includes a $60 million cash payment under the terms of the BMS Collaboration Agreement, and approximately $40 million for the purchase of our common stock under the terms of the BMS Purchase Agreement. We are also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits to low double-digits on net sales. We are responsible for our own research collaboration costs incurred under the agreement, subject to a cumulative spending limit of $40 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.
Research Collaboration with Eli Lilly and Company
In April 2019, we entered into a Research Collaboration and License Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, for the discovery, development, and commercialization of AOC products in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, we and Lilly will collaborate on preclinical research and discovery activities for such products, with Lilly being responsible for funding the cost of such activities by both parties. Lilly will also lead the clinical development, regulatory approval and commercialization of all such products, at its sole cost. We granted Lilly an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under our technology to research, develop, manufacture, and sell products containing AOCs that are directed to up to six mRNA targets. We retain the right to use our technology to perform our obligations under the agreement and for all purposes not granted to Lilly. Lilly paid us an upfront license fee of $20.0 million in 2019, and we are eligible to receive up to $60.0 million in development milestone payments per target, up to $140.0 million in regulatory milestone payments per target and up to $205.0 million in commercialization milestone payments per target. We are eligible to receive a tiered royalty ranging from the mid-single to low-double digits from Lilly on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products, and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

Components of Results of Operations
Revenue
Our revenue to date has been derived from payments received under our license and research collaboration agreements, including revenue from reimbursements of services, as well as a combination of upfront payments and milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for our product candidates, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
•the number and scope of clinical, preclinical, and IND-enabling studies;
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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation, for employees in our executive, finance, accounting, legal, business development, and support functions. Other general and administrative expenses include allocated facility, information technology, and depreciation related costs not otherwise included in research and development expenses, and professional fees for auditing, tax, intellectual property, and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.
We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities and other corporate activities.
Other Income (Expense)
Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and marketable securities.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years presented (in thousands):

	Year Ended December 31,		Change
	2023	2022
Revenue	$9,560	$9,224	$336
Research and development expenses	190,968	150,404	40,564
General and administrative expenses	54,190	37,733	16,457
Other income	23,378	4,918	18,460

Revenue
Revenue is materially flat for the year ended December 31, 2023 as compared to the same period in 2022.
Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the years presented (in thousands):

	Year Ended December 31,		Change
	2023	2022
External costs:
AOC 1001	$25,216	$19,878	$5,338
AOC 1020	18,352	14,287	4,065
AOC 1044	20,137	10,052	10,085
Other programs	8,884	14,774	(5,890)
Unallocated	31,044	26,134	4,910
Total external costs	103,633	85,125	18,508
Internal costs:
Employee-related expenses	68,136	48,972	19,164
Facilities, lab supplies, and other	19,199	16,307	2,892
Total internal costs	87,335	65,279	22,056
Total research and development expenses	$190,968	$150,404	$40,564
Research and development expenses increased by $40.6 million for the year ended December 31, 2023 as compared to the same period in 2022. Research and development expense increased primarily due to $22.1 million in higher external costs (adjusted for a $3.6 million out of period adjustment related to 2022 which reduced external costs) associated with the progression of clinical trials, as well as higher personnel costs, including increases of $12.4 million for salaries and benefits, $6.8 million for stock-based compensation and $2.9 million in higher facilities and lab related overhead charges related to our research and development activities.
General and Administrative Expenses
General and administrative expenses increased by $16.5 million for the year ended December 31, 2023 as compared to the same period in 2022, primarily due to higher personnel costs, including increases of $4.3 million for stock-based compensation and $3.2 million for salaries and benefits, as well as $7.3 million in higher professional fees to support our expanded operations.
Other Income
Other income increased by $18.5 million for the year ended December 31, 2023 as compared to the same period in 2022, due to higher interest income earned on marketable securities investments.
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
In July 2021, the Company entered into a sales agreement, or the 2021 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the 2021 Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021, or the Shelf Registration Statement. On November 8, 2022, the Company entered into a sales agreement, or the 2022 Sales Agreement, with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement, or collectively the Sales Agreements. Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. During the years ended December 31, 2023 and 2022, the Company sold 4,107,810 and 7,771,812 shares of its common stock, respectively, pursuant to the Sales Agreements and received net proceeds of $60.5 million and $121.1 million, respectively, after deducting offering-related transaction costs and commissions of $1.4 million and $3.7 million, respectively.
On December 15, 2022, we completed a public offering of 13,800,000 shares of our common stock at a public offering price of $17.25 per share, for aggregate net proceeds of $223.8 million, after deducting underwriting discounts, commissions and offering costs.
Since our inception through December 31, 2023, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $143.3 million from funding under collaboration and research services agreements of which approximately $40.0 million relates to the sale of 5,075,304 unregistered shares in November 2023 to BMS in a private placement under the terms of the BMS Purchase Agreement. We are required to file a registration statement covering these shares with the SEC on or before April 25, 2024.
Future Capital Requirements
As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $595.4 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
•the type, number, scope, progress, expansions, results, costs and timing of discovery, preclinical studies and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future, including the impact of any resolution of the partial clinical hold on our completed Phase 1/2 MARINA clinical trial;
•the costs and timing of manufacturing for our product candidates and commercial manufacturing if any product candidate is approved;
•the costs, timing, and outcome of regulatory review of our product candidates;
•the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements;
•the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•the timing and amount of the milestone or other payments made to us under current or future research and collaboration agreements;

•the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors, and adequate market share and revenue for any approved products; and
•costs associated with any products or technologies that we may in-license or acquire.
While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including current and potential future collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table summarizes our cash flows for the years presented (in thousands):

	Year Ended December 31,		Change
	2023	2022
Net cash provided by (used in):
Operating activities	$(119,064)	$(136,268)	$17,204
Investing activities	(130,070)	(189,955)	59,885
Financing activities	93,864	346,171	(252,307)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(155,270)	$19,948	$(175,218)
Operating Activities
Net cash used in operating activities of $119.1 million and $136.3 million for the years ended December 31, 2023 and 2022, respectively, consisted primarily of cash used to fund our operations related to the development of AOC 1001, AOC 1044, AOC 1020, and other potential programs. The decrease in cash used in our operations is primarily due to the cash received in connection with the BMS Collaboration Agreement (excluding the cash received for the sale of our stock), offset by increases in research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $130.1 million for the year ended December 31, 2023 consisted of $461.0 million for purchases of marketable securities due to investing the proceeds from the sale of common stock of $223.8 million in December 2022 and reinvestment of proceeds from matured marketable securities, as well as $4.2 million in purchases of property and equipment, partially offset by $335.2 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $190.0 million for the year ended December 31, 2022 consisted of $355.8 million for purchases of marketable securities and $2.8 million in purchases of property and equipment, partially offset by $168.7 million of proceeds from maturities of marketable securities.

Financing Activities
Net cash provided by financing activities of $93.9 million for the year ended December 31, 2023 consisted primarily of $60.5 million in net proceeds from sales of our common stock made pursuant to the 2022 Sales Agreement and $31.2 million in net proceeds from the issuance of common stock from a private placement transaction as well as $2.1 million in proceeds from the issuance of common stock under employee incentive equity plans. Net cash provided by financing activities of $346.2 million for the year ended December 31, 2022 consisted primarily of $344.8 million in net proceeds from the issuance of common stock in public offerings and pursuant to the 2021 Sales Agreement, as well as $1.4 million in proceeds from the issuance of common stock under employee incentive equity plans.
Contractual Obligations and Commitments
We have operating lease obligations related to our lease for office and laboratory space in San Diego, California. In June 2020, and as amended in December 2020, we entered into a non-cancellable operating lease for approximately 54,597 square feet of office and laboratory space, or the Lease, which commenced in November 2021. The Lease has a five-year initial term with a renewal option for an additional five years. Under the terms of the Lease, the initial monthly base rent of approximately $251,000 will increase to approximately $282,000 during the last year of the Lease's initial term, and the first year includes five months of rent abatement. In June 2023, we further amended the lease to expand our office and laboratory space. The expansion increased monthly base rent by approximately $45,000 increasing to $49,000 per month in the last year of the Lease's term. The total remaining base rent commitment for the initial term under the Lease is $11.2 million.
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
Revenue Recognition
To date, all of our revenue has been derived from our collaboration and research agreements entered into with various parties. The terms of these arrangements include payments to us for the following: non-refundable, upfront license fees; development, regulatory, and commercial milestone payments; payments for research and development services provided by us or for manufacturing supply services we may provide through our contract manufacturers; and royalties on net sales of licensed products.
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
With respect to BMS, we identified two distinct units of accounting under the BMS Agreements. The first distinct unit of accounting includes (i) a license to technology and patents; (ii) collaboration services, including research services and technical and regulatory support; and (iii) participation on research oversight committees. The Company has determined that these delivered elements individually are either not capable of being distinct or are not distinct within the context of the contract and, therefore, will account for them as a single distinct performance obligation for purposes of revenue recognition. The second distinct unit of accounting is related to the sale of common stock, which will be accounted for as an issuance of equity at fair value in accordance with the applicable accounting standards. Consideration received related to the premium on sale of the Company's common stock was allocated to the transaction price for purposes of revenue recognition.
The Company will recognize revenue using the input method in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the seven-year period in which it expects to deliver its performance obligation as this method provides the most faithful depiction of the Company's transfer of services under the BMS Agreements. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period.
For all periods presented, amounts received prior to satisfying the above revenue recognition criteria were recorded as deferred revenue until all applicable revenue recognition criteria were met. Deferred revenue represented the portion of payments received that have not been earned.
Stock-Based Compensation
Stock-based compensation expense for employee and non-employee stock option grants is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award. Stock-based compensation expense for Restricted Stock Units, or RSUs, is recorded at the market price of a share of the Company's stock on the date of grant and is recognized as expense on a straight-line basis over the four-year service period. Stock-based compensation expense for Performance Stock Units, or PSUs, is recorded at the market price of a share of the Company's stock on the date of grant and recognized on a straight-line basis over the requisite service periods beginning when the achievement of the performance condition is determined to be probable. Stock-based compensation expense for employee stock purchases under the Employee Stock Purchase Plan, or the ESPP, is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. Forfeitures are accounted for as incurred.
We estimate the fair value of our stock option awards and shares issued under the Company's ESPP using the Black-Scholes-Merton, or BSM model. The BSM model requires the use of subjective assumptions, including the expected volatility, expected term, and expected dividend yield. These inputs are subjective and generally require judgment to develop. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized.
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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, described below.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting as described above, management concluded that we did not design effective internal controls with respect to segregation of duties over certain information technology general controls (ITGCs) related to a module within our enterprise resource planning (ERP) system. These ITGCs were not operating effectively to (i) restrict access to certain data and the ability to make changes thereto, and (ii) to monitor changes to such data.

While the control deficiency identified did not result in any misstatements, a reasonable possibility exists that a material misstatement to the annual or interim financial statements and disclosures would not have been prevented or detected on a timely basis.

Remediation

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, we have changed the relevant access to address the known segregation of duties issues and will update our access review controls to include additional procedures. While we believe the actions taken thus far are substantive in addressing this control issue, we will consider this remediated once applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor through testing the effectiveness of these actions to ensure these controls continue to operate effectively.

The Company's independent registered public accounting firm who audited the financial statements included in the Annual Report on Form 10-K have issued an adverse report on the effectiveness of the Company's internal control over financial reporting. This attestation report appears on page F-2 of this Annual Report on Form 10-K.
Attestation Report of the Registered Public Accounting Firm
BDO USA, P.C. has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report dated February 28, 2024, which is included below.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Avidity Biosciences, Inc.
San Diego, California
Opinion on Internal Control Over Financial Reporting
We have audited Avidity Biosciences, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls with respect to segregation of duties over certain information technology general controls has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 28, 2024 on those financial statements.
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

/s/ BDO USA, P.C.
San Diego, California
February 28, 2024

ITEM 9B.    Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any such trading arrangements.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors, and employees, which is available on our website at www.aviditybiosciences.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of Sarbanes-Oxley and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.
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

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
1.Financial Statements.
The financial statements of Avidity Biosciences, Inc., together with the report thereon of BDO USA, P.C., an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.
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
ITEM 16.    Form 10-K Summary
None.

Avidity Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Avidity Biosciences, Inc.
San Diego, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Avidity Biosciences, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an adverse opinion thereon.
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
Clinical Trial Accruals
As described in Notes 2 and 6 to the financial statements, the Company records accruals for estimated costs incurred for ongoing research and development activities, including clinical trial related activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. As of December 31, 2023, the Company recorded $6.0 million in clinical trial accruals.
We identified the estimation of clinical trial accruals as a critical audit matter. Management’s judgment was required in estimating the progress of services and the associated costs incurred used to determine the accrued liabilities for clinical trial expenses. Auditing clinical trial accruals involved especially challenging auditor judgment due to the nature and extent of audit effort required to address the matter.
The primary procedures we performed to address this critical audit matter included:
•Testing management’s process for estimating clinical trial accruals by obtaining and inspecting certain agreements and amendments and evaluating the Company’s documentation of trial progress and status by confirming costs incurred and contract amounts with certain vendors.
•Testing the completeness of the Company’s clinical trial accruals by (i) evaluating internal materials and publicly available information (such as press releases and public databases that track clinical trials) and (ii) testing invoices received after year-end for certain third-party vendors.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2016.
San Diego, California
February 28, 2024

Avidity Biosciences, Inc.
Balance Sheets
(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$185,082	$340,396
Marketable securities	410,269	270,331
Prepaid and other assets	15,956	12,215
Total current assets	611,307	622,942
Property and equipment, net	8,381	6,254
Restricted cash	295	251
Right-of-use assets	8,271	8,755
Other assets	301	598
Total assets	$628,555	$638,800
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$34,341	$32,572
Accrued compensation	14,335	11,190
Lease liabilities, current portion	3,639	3,105
Deferred revenue, current portion	28,365	5,041
Total current liabilities	80,680	51,908
Lease liabilities, net of current portion	6,213	7,582
Deferred revenue, net of current portion	40,898	1,235
Total liabilities	127,791	60,725
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 79,275 and 69,768 at December 31, 2023 and 2022, respectively	8	7
Additional paid-in capital	1,071,395	939,310
Accumulated other comprehensive income (loss)	125	(2,698)
Accumulated deficit	(570,764)	(358,544)
Total stockholders’ equity	500,764	578,075
Total liabilities and stockholders’ equity	$628,555	$638,800
See accompanying notes.

Avidity Biosciences, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$9,560	$9,224	$9,326
Operating expenses:
Research and development	190,968	150,404	101,182
General and administrative	54,190	37,733	26,195
Total operating expenses	245,158	188,137	127,377
Loss from operations	(235,598)	(178,913)	(118,051)
Other income (expense):
Interest income	23,972	4,975	104
Other expense	(594)	(57)	(62)
Total other income (expense)	23,378	4,918	42
Net loss	$(212,220)	$(173,995)	$(118,009)
Net loss per share, basic and diluted	$(2.91)	$(3.34)	$(2.85)
Weighted-average shares outstanding, basic and diluted	73,012	52,162	41,428
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	2,823	(2,511)	(182)
Comprehensive loss	$(209,397)	$(176,506)	$(118,191)
See accompanying notes.

Avidity Biosciences, Inc.
Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	37,569	$4	$372,764	$(5)	$(66,540)	$306,223
Issuance of common stock in public offerings, net of issuance costs of $11,262	9,980	1	174,676	—	—	174,677
Issuance of common stock upon exercise of stock options	172	—	930	—	—	930
Issuance of common stock under employee stock purchase plan	33	—	709	—	—	709
Vesting of early exercise options	—	—	26	—	—	26
Stock-based compensation	—	—	17,056	—	—	17,056
Net loss	—	—	—	—	(118,009)	(118,009)
Other comprehensive loss	—	—	—	(182)	—	(182)
Balance at December 31, 2021	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock in public offerings, net of issuance costs of $18,230	21,572	2	344,614	—	—	344,616
Issuance of common stock upon exercise of stock options	351	—	470	—	—	470
Issuance of common stock under employee stock purchase plan	91	—	922	—	—	922
Vesting of early exercise options	—	—	4	—	—	4
Stock-based compensation	—	—	27,139	—	—	27,139
Net loss	—	—	—	—	(173,995)	(173,995)
Other comprehensive loss	—	—	—	(2,511)	—	(2,511)
Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock in a private placement, net of issuance costs of $74 and allocation to deferred revenues (Note 5)	5,075	1	31,189	—	—	31,190
Issuance of common stock in public offerings, net of issuance costs of $1,385	4,107	—	60,547	—	—	60,547
Issuance of common stock upon exercise of stock options	149	—	573	—	—	573
Issuance of common stock under employee stock purchase plan	176	—	1,554	—	—	1,554
Stock-based compensation	—	—	38,222	—	—	38,222
Net loss	—	—	—	—	(212,220)	(212,220)
Other comprehensive income	—	—	—	2,823	—	2,823
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764

See accompanying notes.

Avidity Biosciences, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(212,220)	$(173,995)	$(118,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,101	1,387	639
Stock-based compensation expense	38,222	27,139	17,056
Amortization of premiums and discounts on marketable securities, net	(11,274)	(615)	179
Noncash operating lease costs	2,978	2,749	695
Other non-cash adjustments	—	—	(16)
Changes in operating assets and liabilities:
Prepaid and other assets	(3,444)	(6,616)	(2,510)
Accounts payable and accrued liabilities	1,769	18,315	6,043
Accrued compensation	3,145	2,250	5,788
Operating lease liabilities	(3,328)	(1,762)	(234)
Deferred revenue	62,987	(5,120)	(4,444)
Net cash used in operating activities	(119,064)	(136,268)	(94,813)
Cash flows from investing activities
Purchases of marketable securities	(461,002)	(355,837)	(85,357)
Maturities of marketable securities	335,160	168,705	6,580
Purchases of property and equipment	(4,228)	(2,823)	(3,740)
Net cash used in investing activities	(130,070)	(189,955)	(82,517)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	60,547	344,779	174,677
Proceeds from issuance of common stock in a private placement, net of issuance costs and allocation to deferred revenues (Note 5)	31,190	—	—
Proceeds from the issuance of common stock under employee incentive equity plans	2,127	1,392	1,639
Net cash provided by financing activities	93,864	346,171	176,316
Net (decrease) increase in cash, cash equivalents and restricted cash	(155,270)	19,948	(1,014)
Cash, cash equivalents and restricted cash at beginning of period	340,647	320,699	321,713
Cash, cash equivalents and restricted cash at end of period	$185,377	$340,647	$320,699

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,741	$—	$12,074
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
Liquidity
Since inception, the Company has relied on various means of raising capital, including public offerings, various sales agreements, the sale and issuance of convertible preferred stock, funding under collaboration agreements, and a private placement of common stock. The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, advancing its clinical programs and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of December 31, 2023, the Company had an accumulated deficit of $570.8 million and cash, cash equivalents, and marketable securities of $595.4 million.
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these financial statements are not necessarily indicative of the results that may be expected for any future periods.
In December 2023, the Company formed Avidity Biosciences Ireland Limited, a wholly-owned subsidiary (the Subsidiary). During 2023, there were no operations in the Subsidiary and there were no assets or liabilities held by the Subsidiary at December 31, 2023.
Immaterial Out of Period Adjustment
During the year ended December 31, 2023, the Company identified an immaterial adjustment to research and development expenses that impacted the Company’s previously issued financial statements. Therefore, the Company recorded an out of period adjustment that decreased research and development expenses for the year ended December 31, 2023 by $3.6 million, which related to the year ended December 31, 2022.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the letter of credit required under the Company’s facility lease and is reported as a long-term asset in the accompanying balance sheets. Cash and cash equivalents are considered Level 1 investments.
Marketable Securities
The Company’s marketable securities primarily consist of U.S. Government and corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses recognized during the periods presented.
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
None of the Company’s non-financial assets are recorded at fair value on a non-recurring basis. The carrying amounts reflected in the Company’s balance sheets for prepaid and other assets and accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There have been no transfers into or out of level 3 assets during any of the periods presented.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or an asset group may not be recoverable. If such triggering event is determined to have occurred, the asset’s or asset group’s carrying value is compared to the future undiscounted cash flows expected to be generated. The Company has not recognized any impairment losses in any of the periods presented in these financial statements.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The CODM manages its operations as a single operating segment in the United States for the purposes of assessing performance and making operating decisions.

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
At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC Topic 606 (ASC 606). If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606.
The Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. The Company applies significant judgment when making estimates and assumptions under these agreements, including (i) evaluating whether contractual obligations represent distinct performance obligations, (ii) the assessment of whether options represent material rights, (iii) determining whether there are observable standalone prices and allocating transaction price to performance obligations within a contract, (iv) assessing whether any licenses are functional or symbolic, (v) determining when performance obligations have been met, and (vi) assessing the recognition of variable consideration. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.
The Company receives payments from its collaborators based on billing schedules established in each contract. Upfront and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under its research and collaboration arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.
License fees, non-refundable upfront fees, and funding of research activities are considered fixed, while milestone payments are identified as variable consideration and excluded from the transaction price. The Company will recognize revenue for sales-based royalty if and when a subsequent sale occurs.
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
The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying balance sheets as prepaid and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Upfront and milestone payments to acquire contractual rights to licensed technology are expensed when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. Certain of these contractual rights may require the Company to make additional milestone payments upon initiation of a pivotal trial and the U.S. Food and Drug Administration approval.
Patent Costs
Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.
Income Taxes
Income taxes are accounted for using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2023, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by taxing authorities.
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
Stock-Based Compensation
Stock-based compensation expense is incurred related to stock option and restricted stock grants, and to shares sold under the Employee Stock Purchase Plan (the ESPP).
Stock-based compensation expense for stock option grants is determined using the Black-Scholes-Merton (BSM) option pricing model and is recorded at the estimated fair value of the award as of the grant date and recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award. Stock-based compensation expense for Restricted Stock Units (RSUs) is recorded at the market price of a share of the Company's stock on the date of grant and is recognized as expense on a straight-line basis over the four-year service period. Stock-based compensation expense for Performance Stock Units (PSUs) is recorded at the market price of a share of the Company's stock on the date of grant and recognized on a straight-line basis over the requisite service periods beginning when the achievement of the performance condition is determined to be probable. Stock-based compensation expense for employee stock purchases under the Company’s ESPP is determined using the BSM option pricing model and is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. These judgments directly affect the amount of compensation expense that will be recognized. Forfeitures are accounted for as incurred.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	December 31,
	2023	2022	2021
Common stock options issued and outstanding	12,495	9,352	5,778
Restricted stock units	758	—	—
Performance stock units	750	—	—
ESPP shares pending issuance	12	5	3
Total	14,015	9,357	5,781
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 will be applied retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its financial statements and accompanying notes.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through standardization and disaggregation of the income tax rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. ASU 2023-09 can be applied either prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its financial statements and accompanying notes.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU 2016-13), Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology, and establishes additional disclosures related to credit risks. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of the new standard did not have a material impact on the Company’s financial statements.
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$399,890	$399,890	$—	$—
U.S. Government agency securities	4,998	—	4,998	—
Negotiable certificates of deposit	5,381	—	5,381	—
Total	$410,269	$399,890	$10,379	$—

		Fair Value Measurements Using
As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$2,498	$2,498	$—	$—
Marketable securities:
U.S. Treasury securities	244,945	244,945	—	—
U.S. Government agency securities	4,966	—	4,966	—
Negotiable certificates of deposit	4,346	—	4,346	—
Corporate debt securities	16,074	—	16,074	—
Total	$272,829	$247,443	$25,386	$—

4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$301,053	$102	$(530)	$300,625
U.S. Government agency securities	1 or less	5,000	—	(2)	4,998
Negotiable certificates of deposit	1 or less	4,410	1	(4)	4,407
U.S. Treasury securities	1 - 2	98,701	600	(36)	99,265
Negotiable certificates of deposit	1 - 2	980	—	(6)	974
Total		$410,144	$703	$(578)	$410,269

As of December 31, 2022	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$230,349	$1	$(2,283)	$228,067
U.S. Government agency securities	1 or less	5,000	—	(34)	4,966
Negotiable certificates of deposit	1 or less	3,911	1	(57)	3,855
Corporate debt securities	1 or less	16,360	—	(286)	16,074
U.S. Treasury securities	1 - 2	16,919	—	(41)	16,878
Negotiable certificates of deposit	1 - 2	490	1	—	491
Total		$273,029	$3	$(2,701)	$270,331

The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at December 31, 2023 and 2022 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$214,291	$566	$—	$—	$214,291	$566
U.S. Government agency securities	4,998	2	—	—	4,998	2
Negotiable certificates of deposit	3,665	10	—	—	3,665	10
Total	$222,954	$578	$—	$—	$222,954	$578

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$178,568	$1,056	$61,377	$1,267	$239,945	$2,323
U.S. Government agency securities	4,966	34	—	—	4,966	34
Corporate debt securities	2,228	21	13,846	265	16,074	286
Negotiable certificates of deposit	726	9	1,903	48	2,629	57
Total	$186,488	$1,120	$77,126	$1,580	$263,614	$2,700
Accrued interest receivable on available-for-sale securities was $2.6 million and $1.3 million at December 31, 2023 and 2022, respectively. We have not written off any accrued interest receivable in any of the periods presented in these financial statements.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement and Securities Purchase Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into (i) a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on the research with MyoKardia Inc. (MyoKardia) and (ii) a Securities Purchase Agreement (the BMS Purchase Agreement) with BMS for the sale of 5,075,304 shares of the Company's common stock in a private placement transaction. The BMS Collaboration Agreement and the BMS Purchase Agreement are referred to herein as the "BMS Agreements." Under the terms of the BMS Collaboration Agreement, BMS will have the right to select up to five cardiovascular targets (each a “Target”) for collaborative research programs under which the Company will utilize its proprietary AOC platform to conduct research and development activities in order to identify, generate, and optimize AOC compounds directed to such Targets with the goal of generating an applicable development candidate. On a Target-by-Target basis, after the Company completes specified research activities in accordance with a research plan, BMS will have the right to develop, manufacture and commercialize such compounds generated during the research term, and products containing such compounds, worldwide. The research and activities conducted under the BMS Collaboration Agreement will be governed by a joint steering committee comprised of representatives from the Company and BMS. Avidity received approximately $100 million upfront, including a $60 million nonrefundable cash payment and approximately $40 million from the sale of Avidity common stock at $7.8813 per share, which included an $8.7 million premium for the per share amount in excess of the fair value at the time of the transaction. Avidity is also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits up to low double-digits on net sales. Avidity is responsible for its own research costs incurred under the agreement, subject to a cumulative spending cap of $40 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.
We have determined that the BMS Agreements should be accounted for separately from the research collaboration with MyoKardia (the MyoKardia Agreement). We identified two distinct units of accounting under the BMS Agreements. The first distinct unit of accounting includes (i) a license to technology and patents; (ii) collaboration services, including research services and technical and regulatory support; and (iii) participation on research oversight committees. The Company has determined that these elements individually are either not capable of being distinct or are not distinct within the context of the contract and, therefore, will account for them as a single distinct performance obligation for purposes of revenue recognition. The second distinct unit of accounting is related to the sale of common stock, which will be accounted for as an issuance of equity at fair value in accordance with the applicable accounting standards. Consideration received related to the premium on sale of the Company's common stock was allocated to the transaction price for purposes of revenue recognition.
At the time the BMS Agreements were entered into, the fixed and determinable amount related to the first unit of accounting was $68.7 million, which includes the upfront cash payment and premium on sale of the Company's common stock. The Company will recognize revenue using the input method in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the seven-year period in which it expects to deliver its performance obligation as this method provides the most faithful depiction of the Company's transfer of services under the BMS Agreements. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. The remaining $31.3 million was allocated to the second unit of accounting related to the sale of common stock (Note 8).
The initial consideration related to the $60 million cash payment and approximate $40 million sale of common stock was received prior to December 31, 2023. No revenues have been recognized related to the BMS Agreements in 2023.
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
The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services and technical and regulatory support provided by the Company. At inception, the Company has identified one performance obligation for the promises under the Lilly Agreement since the elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company recognizes revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the five-year period in which it expects to deliver its performance obligation. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $9.5 million, $9.0 million, and $9.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Collaboration receivables related to the Lilly Agreement were $0.8 million and $2.1 million as of December 31, 2023 and 2022, respectively, which are included in prepaid and other assets on the balance sheets.
Research Agreement with MyoKardia, Inc.
In December 2020, the Company entered into a research collaboration (the MyoKardia Agreement) with MyoKardia, a wholly-owned subsidiary of BMS, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. In connection with the MyoKardia Agreement, the

Company recognized an immaterial amount of revenue in each of the periods presented. Under the terms of the MyoKardia Agreement, in July 2023, BMS as the successor in interest to MyoKardia, exercised its option to negotiate and enter into a License Agreement covering AOCs that modulate the function of cardiovascular targets. The Research Collaboration with MyoKardia was terminated in November 2023 upon execution of the Research Collaboration and License Agreement with BMS.
A reconciliation of the closing balance of deferred revenue related to all collaboration agreements for the years ended December 31, 2023 and 2022 is as follows (in thousands):

Revenue recognized that was included in the balance at the beginning of the period	$(4,732)
Balance at December 31, 2021	11,108
Revenue recognized that was included in the balance at the beginning of the period	(4,933)
Balance at December 31, 2022	6,175
Unearned revenue from cash received during the period	68,736
Revenue recognized that was included in the balance at the beginning of the period	(5,648)
Balance at December 31, 2023	$69,263
6.    Composition of Certain Financial Statement Items
Prepaid and other assets (in thousands)

	December 31,
	2023	2022
Accounts receivable	$1,105	$2,364
Prepaid assets	7,333	8,340
Interest receivable and other assets	7,518	1,511
Total prepaid and other assets	$15,956	$12,215
Property and equipment, net (in thousands)

	December 31,
	2023	2022
Laboratory equipment	$11,208	$7,217
Computers and software	127	116
Office furniture and equipment	1,979	1,792
Leasehold improvements	288	249
Property and equipment, gross	13,602	9,374
Less accumulated depreciation and amortization	(5,221)	(3,120)
Total property and equipment, net	$8,381	$6,254
Depreciation and amortization expense related to property and equipment was $2.1 million, $1.4 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Accounts payable and accrued liabilities (in thousands)

	December 31,
	2023	2022
Accounts payable	$8,809	$4,637
Accrued non-clinical liabilities	19,535	22,535
Accrued clinical liabilities	5,997	5,400
Total accounts payable and accrued liabilities	$34,341	$32,572

7.    Commitments and Contingencies
Lease Agreements
The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception. During the periods presented, the Company was party to various non-cancellable office and laboratory space operating leases and short-term leases. Short-term leases are not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.
As of December 31, 2023, the Company’s ROU assets and liabilities related to the operating lease for the Company headquarters are as follows (in thousands):

ROU assets	$8,271

Lease liabilities, current portion	$3,639
Lease liabilities, net of current portion	6,213
Total lease liabilities	$9,852
As of December 31, 2023, maturities of the lease liabilities due under the operating lease are as follows (in thousands):

Year ending December 31,
2024	$3,697
2025	3,854
2026	3,639
Total lease payments	11,190
Less imputed interest	(1,338)
Total operating lease liabilities	9,852
Less lease liabilities, current portion	(3,639)
Lease liabilities, net of current portion	$6,213
Other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid included in operating cash flows	$3,328	$1,762	$234
Weighted-average remaining lease term (in years)	2.9	3.9	4.9
Weighted-average discount rate	5.9%	5.5%	5.5%
Lease cost was $3.0 million, $2.7 million and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Short-term and variable lease costs were immaterial for all periods presented.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no such matters currently outstanding for which any liabilities have been accrued.
Contractual Obligations
The Company enters into contracts in the normal course of business for contract research services, contract manufacturing services, professional services, and other services and products for operating purposes. These contracts may include certain provisions that could require payments for early termination. The amount of any such termination payments will vary depending on the timing of the termination and the specific terms of the contract. Further, the Company has entered into various contracts to acquire contractual rights to licensed technology, some of which may require the Company to make additional milestone payments upon initiation of a pivotal trial and U.S. Food and Drug Administration approval.
8.    Stockholders’ Equity
Amended and Restated Certificate of Incorporation
On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. There was no preferred stock outstanding as of December 31, 2023, 2022, or 2021.
Common Stock
On June 16, 2020, the Company completed its IPO in which it sold 16,560,000 shares of common stock at an offering price of $18.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs of $24.0 million, were $274.1 million.
On July 2, 2021, the Company entered into a sales agreement (the 2021 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the 2021 Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which became automatically effective upon filing on July 2, 2021 (the Shelf Registration Statement). On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Sales Agent, with substantially similar terms as the 2021 Sales Agreement (collectively the Sales Agreements). Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. Upon entry into the 2022 Sales Agreement, the 2021 Sales Agreement was terminated. During the years ended December 31, 2023 and 2022, the Company sold 4,107,810 and 7,771,812 shares of its common stock, respectively, pursuant to the Sales Agreements and received net proceeds of $60.5 million and $121.1 million, respectively, after deducting offering-related transaction costs and commissions of $1.4 million and $3.7 million, respectively.
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
On November 27, 2023, the Company sold 5,075,304 unregistered shares of its common stock to BMS in a private placement under the terms of the BMS Purchase Agreement. The approximate proceeds related to the sale were $40.0 million of which $31.2 million was recorded as common stock and additional paid in capital, net of issuance costs of $0.1 million, and $8.7 million was recorded as deferred revenue (Note 5). The Company is required to file a registration statement covering these shares with the SEC on or before April 25, 2024.
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

A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At December 31, 2023, 499,402 shares were available for grant under the 2020 Plan, inclusive of 3,500,000 additional shares which were reserved for issuance during the year ended December 31, 2023.
In December 2022, the Company’s board of directors adopted the 2022 Employment Inducement Incentive Award Plan (the Inducement Plan). Under the Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company or an affiliate. A total of 1,500,000 shares of common stock were reserved for issuance under the Inducement Plan. At December 31, 2023, 737,475 shares were available for grant under the Inducement Plan.
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
Stock option activity in 2023 for employee and non-employee awards and related information is as follows (in thousands, except per share and contractual term data):

	Number of Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	9,352	$15.28
Granted	4,015	14.47
Exercised	(149)	3.81
Forfeited/expired	(723)	19.52
Balance at December 31, 2023	12,495	$14.91	7.91	$15,833
Vested and expected to vest at December 31, 2023	12,495	$14.91	7.91	$15,833
Exercisable at December 31, 2023	6,246	$14.39	7.11	$13,061
The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at December 31, 2023 and the exercise price of stock options that had strike prices below the closing price.
The following summarizes additional information regarding stock options (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Cash received from options exercised	$573	$470	$930
Intrinsic value of options exercised	$2,421	$6,724	$3,436
Weighted-average grant date fair value per share	$10.33	$11.11	$16.78
The total intrinsic values of options exercised were calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.

Restricted Stock Units and Performance Stock Units
During the year ended December 31, 2023, under the 2020 Incentive Award Plan and the 2022 Employment Inducement Incentive Award Plan, the Company granted restricted stock units (RSUs) and performance stock units (PSUs) to employees of the Company. PSUs were only granted to the Company's officers.
RSUs are valued at the market price of a share of the Company’s stock on the date of grant. RSUs vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for RSUs is recognized on a straight-line basis over the four-year service period.
The following table summarizes the RSU activity for the year ended December 31, 2023 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	—	$—
Granted	822	18.89
Vested	—	—
Forfeited	(64)	20.78
Unvested at December 31, 2023	758	$18.73
During the year ended December 31, 2023, the Company granted 750,000 PSUs at a weighted-average grant date fair value of $6.57 per share. The PSUs vest upon achievement of certain clinical milestones and continued employment thereafter. The PSUs have a two-year term and any unvested awards at the end of the term will be forfeited. Compensation expense for PSUs is recognized on a straight-line basis over the requisite service periods when the achievement of the performance condition is determined to be probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed.
As of December 31, 2023, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable.
Employee Stock Purchase Plan
In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 175,511, 90,535, and 33,147 shares of common stock under the ESPP during the years ended December 31, 2023, 2022, and 2021, respectively. The Company had an outstanding liability of $0.1 million at December 31, 2023, which is included in accounts payable and accrued liabilities on the balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of December 31, 2023, 372,517 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Risk-free interest rate	3.5% - 4.9%	1.5% - 4.2%	0.5% - 1.3%	5.4%	2.2% - 4.7%	0.1%
Expected volatility	78% - 82%	85%	86% - 88%	68% - 76%	78% - 79%	69% - 75%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%	—%	—%	—%
Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
Expected Volatility. The expected volatility of stock options is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and the Company's own volatility. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Prior to 2023, the Company exclusively used peer group companies to determine expected volatility. The expected volatility for employee stock purchases under the ESPP is based on the Company's own historical volatility for the prior six months to conform with the six-month ESPP offering period.
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
The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development expense	$22,007	$15,222	$9,228
General and administrative expense	16,215	11,917	7,828
Total stock-based compensation expense	$38,222	$27,139	$17,056
As of December 31, 2023, the unrecognized compensation cost related to outstanding time-based options and RSUs was $66.0 million and $11.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 3.2 years, respectively. Unrecognized compensation cost related to PSUs, which the Company has concluded are not probable of vesting, was $4.9 million. As of December 31, 2023, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 0.5 years.
9.    Income Taxes
The Company was treated as a partnership for U.S. federal income tax purposes until its conversion to a corporation on March 31, 2019. The Company had deferred tax assets in existence on March 31, 2019 when the Company became a corporation for U.S. federal income tax purposes. Deferred tax assets were not recognized due to the uncertainty that such assets will be realized. The Company retained the valuation allowance on the deferred tax assets at December 31, 2019.
No provision for income taxes was recorded for the years ended December 31, 2023, 2022, and 2021.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at statutory rates	$(44,566)	$(36,539)	$(24,784)
State income tax, net of federal benefit	(5,882)	(11,821)	(7,868)
Permanent items	342	1,078	210
Reserve for uncertain tax positions	5,993	2,583	1,170
Research and development tax credits	(24,054)	(9,983)	(4,792)
Valuation allowance	62,004	54,093	35,326
Stock-based compensation	3,331	492	828
Rate adjustment	2,526	(5)	(2)
Other	306	102	(88)
Income tax expense (benefit)	$—	$—	$—
Significant components of the Company’s deferred tax assets as of December 31, 2023, and 2022 are shown below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$72,658	$56,854
Section 174 R&E capitalization	52,085	25,039
Research and development tax credits	31,053	12,947
Deferred revenue	125	1,762
Accrued expenses	2,809	3,909
Intangibles and fixed assets	1,265	1,822
Lease liabilities	2,342	3,000
Stock-based compensation	12,451	8,614
Total deferred tax assets	174,788	113,947
Less valuation allowance	(172,822)	(111,489)
Net deferred tax assets	1,966	2,458
Deferred tax liabilities:
Right-of-use assets	(1,966)	(2,458)
Total deferred tax liabilities	(1,966)	(2,458)
Net deferred tax assets	$—	$—
The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be released. The change in the valuation allowance was an increase of $61.3 million and $54.8 million for the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, the Company had federal and state net operating loss (NOL) carryforwards of $226.9 million and $355.0 million, respectively. The federal NOL carryforwards will carryforward indefinitely and can offset 80% of future taxable income each year, and the state NOLs begin to expire in 2039 unless previously utilized.
At December 31, 2023, the Company had federal and state research and development tax credits of approximately $11.7 million and $8.8 million, respectively. The federal research and development tax credits begin to expire in 2039 unless previously utilized, and the California state credits carry forward indefinitely. At December 31, 2023, the Company had federal orphan drug tax credits of $22.8 million, which begin to expire in 2041.
Pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company’s ability to use NOL and R&D tax credit carryforwards (“tax attribute carryforwards”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership by certain stockholders or groups of stockholders of more than 50 percentage points within a three-year testing period. The Company has not completed an ownership change analysis pursuant to Code Section 382 and therefore has established a valuation allowance as the realization of such deferred asset has not met the more likely than not threshold requirement. If ownership changes within the meaning of Code Section 382 have occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income taxes in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets, along with the corresponding valuation allowance, associated with such tax attributes could be significantly reduced upon an ownership change within the meaning of Code Section 382. Due to the existence of the valuation allowance, changes in the Company's deferred tax assets from any such limitation will not impact the Company's effective tax rate.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$4,771	$1,996	$671
Increases related to current year positions	6,156	2,614	1,283
Increases related to prior year positions	122	161	42
Gross unrecognized tax benefits at the end of the year	$11,049	$4,771	$1,996
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
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2023 or 2022.
As of December 31, 2023, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by U.S. federal and various state taxing authorities.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Field Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/16/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	12/13/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	5/22/2020	4.1

4.2	Description of Registrant's Securities	10-K	3/15/2021	4.3

10.1#	Avidity Biosciences, Inc. 2013 Amended and Restated Equity Incentive Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1	5/22/2020	10.1

10.2#	Avidity Biosciences, Inc. 2020 Incentive Award Plan, including forms of grant notices and agreements thereunder.				X

10.3#	Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	6/8/2020	10.3

10.4#	Amended and Restated Non-Employee Director Compensation Program.	10-Q	5/9/2023	10.1

10.5#	Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan, including form of stock option grant notice and stock option agreement and form of restricted stock unit grant notice and restricted stock unit agreement thereunder.	10-K	2/28/2023	10.5

10.6#	Employment Letter Agreement, dated May 15, 2020, by and between Sarah Boyce and the Registrant.	S-1	5/22/2020	10.5

10.7#	Employment Letter Agreement, dated February 23, 2023, by and between Arthur A. Levin, Ph.D. and the Registrant.	10-K	2/28/2023	10.7

10.8#	Employment Letter Agreement, dated May 14, 2020, by and between Michael F. MacLean and the Registrant.	S-1	5/22/2020	10.8

10.9#	Employment Agreement, dated August 14, 2020, by and between Teresa McCarthy and the Registrant.	10-Q	5/10/2022	10.1

10.10#	Employment Agreement, dated December 8, 2020, by and between W. Michael Flanagan, Ph.D. and the Registrant.	10-K	3/15/2021	10.10

10.11#	Form of Indemnification Agreement for Directors and Officers.	S-1	5/22/2020	10.11

10.12†	Research Collaboration and License Agreement, dated April 17, 2019, by and between Eli Lilly and Company and the Registrant.	S-1	5/22/2020	10.12

10.13†	Research Collaboration and License Agreement, dated November 27, 2023, by and between Bristol-Myers Squibb Company and the Registrant.				X

10.14†	Securities Purchase Agreement, dated November 27, 2023, by and between Bristol-Myers Squibb Company and the Registrant.				X

10.15	Amended and Restated Lease Agreement, dated December 18, 2020, by and between ARE-SD Region No. 44, LLC and the Registrant.	10-K	3/15/2021	10.14

10.17	Sales Agreement, dated November 8, 2022, between Avidity Biosciences, Inc. and Cowen and Company, LLC	10-Q	11/8/2022	10.1

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.				X

31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Avidity Biosciences, Inc. Policy for Recovery of Erroneously Awarded Compensation.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

Date: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sarah Boyce	President, Chief Executive Officer and	February 28, 2024
Sarah Boyce	Director (Principal Executive Officer)

/s/ Michael F. MacLean	Chief Financial and Chief Business Officer	February 28, 2024
Michael F. MacLean	(Principal Financial and Accounting Officer)

/s/ Troy Wilson	Chair of the Board of Directors	February 28, 2024
Troy Wilson, Ph.D., J.D.

/s/ Carsten Boess	Director	February 28, 2024
Carsten Boess

/s/ Noreen Henig	Director	February 28, 2024
Noreen Henig, M.D.

/s/ Edward Kaye	Director	February 28, 2024
Edward Kaye, M.D.

/s/ Jean Kim	Director	February 28, 2024
Jean Kim

/s/ Arthur A. Levin	Director	February 28, 2024
Arthur A. Levin

/s/ Tamar Thompson	Director	February 28, 2024
Tamar Thompson