Form 10-Q
period 2024-03-31
Avidity Biosciences, Inc.
filed 2024-05-09
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2024, the registrant had 95,636,748 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Balance Sheets
(in thousands, except par value)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$471,400	$185,082
Marketable securities	444,473	410,269
Prepaid and other assets	18,601	15,956
Total current assets	934,474	611,307
Property and equipment, net	8,655	8,381
Restricted cash	295	295
Right-of-use assets	7,625	8,271
Other assets	425	301
Total assets	$951,474	$628,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$37,330	$34,341
Accrued compensation	7,796	14,335
Lease liabilities, current portion	3,726	3,639
Deferred revenue, current portion	26,103	28,365
Total current liabilities	74,955	80,680
Lease liabilities, net of current portion	5,421	6,213
Deferred revenue, net of current portion	40,199	40,898
Total liabilities	120,575	127,791
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 95,594 and 79,275 at March 31, 2024 and December 31, 2023, respectively	10	8
Additional paid-in capital	1,470,972	1,071,395
Accumulated other comprehensive income (loss)	(464)	125
Accumulated deficit	(639,619)	(570,764)
Total stockholders’ equity	830,899	500,764
Total liabilities and stockholders’ equity	$951,474	$628,555
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$3,543	$2,233
Operating expenses:
Research and development	66,832	47,765
General and administrative	13,898	12,064
Total operating expenses	80,730	59,829
Loss from operations	(77,187)	(57,596)
Other income (expense):
Interest income	8,433	5,516
Other expense	(101)	(314)
Total other income	8,332	5,202
Net loss	$(68,855)	$(52,394)
Net loss per share, basic and diluted	$(0.79)	$(0.74)
Weighted-average shares outstanding, basic and diluted	87,212	70,433
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(589)	1,169
Comprehensive loss	$(69,444)	$(51,225)
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock upon exercise of stock options	541	—	3,896	—	—	3,896
Issuance of common stock in public offering, net of issuance costs of $143	418	—	5,594	—	—	5,594
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in connection with vesting of restricted stock units	135	—	—	—	—	—
Stock-based compensation	—	—	10,306	—	—	10,306
Net loss	—	—	—	—	(68,855)	(68,855)
Other comprehensive loss	—	—	—	(589)	—	(589)
Balance at March 31, 2024	95,594	$10	$1,470,972	$(464)	$(639,619)	$830,899

Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock upon exercise of stock options	102	—	520	—	—	520
Issuance of common stock in public offerings, net of issuance costs of $408	943	—	22,441	—	—	22,441
Stock-based compensation	—	—	9,104	—	—	9,104
Net loss	—	—	—	—	(52,394)	(52,394)
Other comprehensive income	—	—	—	1,169	—	1,169
Balance at March 31, 2023	70,813	$7	$971,375	$(1,529)	$(410,938)	$558,915

See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(68,855)	$(52,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	641	391
Stock-based compensation expense	10,306	9,104
Amortization of premiums and discounts on marketable securities, net	(2,960)	(2,231)
Non-cash operating lease costs	828	688
Changes in operating assets and liabilities:
Prepaid and other assets	(2,528)	1,491
Accounts payable and accrued liabilities	2,575	1,158
Accrued compensation	(6,539)	(5,181)
Operating lease liabilities	(887)	(774)
Deferred revenue	(2,961)	(1,219)
Net cash used in operating activities	(70,380)	(48,967)
Cash flows from investing activities
Maturities of marketable securities	109,725	57,490
Purchases of marketable securities	(141,557)	(251,350)
Purchases of property and equipment	(915)	(1,820)
Net cash used in investing activities	(32,747)	(195,680)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	5,594	22,441
Proceeds from issuance of common stock under employee incentive equity plans	3,655	520
Proceeds from the issuance of common stock in a private placement, net of issuance costs	238,647	—
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	141,549	—
Net cash provided by financing activities	389,445	22,961
Net increase (decrease) in cash, cash equivalents and restricted cash	286,318	(221,686)
Cash, cash equivalents and restricted cash at beginning of period	185,377	340,647
Cash, cash equivalents and restricted cash at end of period	$471,695	$118,961

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$413	$—
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
Liquidity
To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of March 31, 2024, the Company had an accumulated deficit of $639.6 million and cash, cash equivalents and marketable securities of $915.9 million.
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
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on February 28, 2024.
In December 2023, the Company formed Avidity Biosciences Ireland Limited, a wholly-owned subsidiary (the Subsidiary). There were no operations in, nor assets and liabilities held by, the Subsidiary in any of the periods presented.

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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024. There have been no significant changes to these policies during the three months ended March 31, 2024.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, adjusted for the weighted-average number of common shares outstanding that are subject to repurchase or forfeiture. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be anti-dilutive. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is not substantive and the shares are issuable for little or no consideration.
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	March 31,
	2024	2023
Common stock options	13,485	10,973
Restricted stock units	1,415	607
Performance stock units	750	—
Employee Stock Purchase Plan shares pending issuance	85	44
Total	15,735	11,624
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
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of March 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$440,315	$440,315	$—	$—
Negotiable certificates of deposit	4,158	—	4,158	—
Total	$444,473	$440,315	$4,158	$—

		Fair Value Measurements Using
As of December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$399,890	$399,890	$—	$—
U.S. Government agency securities	4,998	—	4,998	—
Negotiable certificates of deposit	5,381	—	5,381	—
Total	$410,269	$399,890	$10,379	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of March 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$389,180	$26	$(518)	$388,688
Negotiable certificates of deposit	1 or less	4,165	—	(7)	4,158
U.S. Treasury securities	1 - 2	51,592	69	(34)	51,627
Total		$444,937	$95	$(559)	$444,473

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$301,053	$102	$(530)	$300,625
U.S. Government agency securities	1 or less	5,000	—	(2)	4,998
Negotiable certificates of deposit	1 or less	4,410	1	(4)	4,407
U.S. Treasury securities	1 - 2	98,701	600	(36)	99,265
Negotiable certificates of deposit	1 - 2	980	—	(6)	974
Total		$410,144	$703	$(578)	$410,269
The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at March 31, 2024 and December 31, 2023 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$332,907	$552	$—	$—	$332,907	$552
Negotiable certificates of deposit	2,204	1	1,955	6	4,159	7
Total	$335,111	$553	$1,955	$6	$337,066	$559

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$214,291	$566	$—	$—	$214,291	$566
U.S. Government agency securities	4,998	2	—	—	4,998	2
Negotiable certificates of deposit	3,665	10	—	—	3,665	10
Total	$222,954	$578	$—	$—	$222,954	$578
Accrued interest receivable on available-for-sale securities was $2.4 million and $2.6 million at March 31, 2024 and December 31, 2023, respectively. The Company has not written off any accrued interest receivable for the three months ended March 31, 2024 and 2023.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on its research with MyoKardia Inc. The BMS Collaboration Agreement and the BMS Purchase Agreement are referred to herein as the "BMS Agreements". In connection with the BMS Collaboration Agreement, the Company recognized revenue of $2.4 million for the three months ended March 31, 2024. There were no collaboration receivables related to the BMS Collaboration Agreement in any of the periods presented.
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. In connection with the Lilly Agreement, the Company recognized revenue of $1.1 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. Collaboration receivables related to the Lilly Agreement were $1.3 million and $0.8 million as of March 31, 2024 and December 31, 2023, respectively, which are included in prepaid and other assets on the condensed balance sheets.
A reconciliation of the closing balance of deferred revenue related to the Company's research collaboration and license agreements three months ended March 31, 2024 and 2023 is as follows (in thousands):

Balance at December 31, 2023	$69,263
Revenue recognized that was included in the balance at the beginning of the period	(2,961)
Balance at March 31, 2024	$66,302

Balance at December 31, 2022	$6,276
Revenue recognized that was included in the balance at the beginning of the period	(1,219)
Balance at March 31, 2023	$5,057
6.    Composition of Certain Financial Statement Items
Prepaid and other assets (in thousands)

	March 31, 2024	December 31, 2023
Accounts receivable	$1,575	$1,105
Prepaid assets	9,561	7,333
Interest receivable and other assets	7,465	7,518
Total prepaid and other assets	$18,601	$15,956
Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$12,008	$11,208
Computers and software	242	127
Office furniture and equipment	1,979	1,979
Leasehold improvements	288	288
Property and equipment, gross	14,517	13,602
Less accumulated depreciation	(5,862)	(5,221)
Total property and equipment, net	$8,655	$8,381
Depreciation expense related to property and equipment was $0.6 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Accounts payable and accrued liabilities (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$2,349	$8,809
Accrued non-clinical liabilities	28,921	19,535
Accrued clinical liabilities	6,060	5,997
Total accounts payable and accrued liabilities	$37,330	$34,341
7.    Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no such matters currently outstanding for which liabilities have been accrued.
8.    Stockholders’ Equity
Common Stock
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with Cowen and Company, LLC (the Sales Agent). Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. During the three months ended March 31, 2024 and 2023, the Company sold 418,408 and 943,461 shares of its common stock, respectively, pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million and $22.4 million, respectively, after deducting offering-related transaction costs and commissions.
On March 4, 2024, the Company sold 15,224,773 unregistered shares of its common stock and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 9,030,851 shares of its common stock to investors in a private placement at an offering price of $16.50 per share and $16.499 per pre-funded warrant, which represents the offering price per share of common stock less an exercise price of $0.001 per share. The Company valued the common stock at the offering price, concluding that the offering price approximated fair value. The net proceeds from the private placement were $379.8 million after deducting placement fees and offering costs of $20.4 million. The resale of the shares, including the shares issuable upon exercise of the pre-funded warrants, were subsequently registered on an automatically effective Registration Statement on Form S-3 filed with the SEC on April 2, 2024.
The pre-funded warrants are a freestanding instrument that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The Company valued the pre-funded warrants at the offering price, concluding that the offering price approximated fair value. The pre-funded warrants meet the equity classification criteria and were accounted for as a component of additional paid-in capital. The pre-funded warrants are immediately exercisable and do not expire.
One of the investors who participated in the private placement met the criteria of a related party as such investor was a principal owner of more than 10% of the voting interest in the Company (the Principal Owner). The Principal Owner purchased 2,121,213 shares of the Company's common stock for $35.0 million. The purchase of common stock under the private placement by the Principal Owner was carried out at arm's length as substantiated by the fact that the per share purchase price equaled the price paid by other participants. No amounts were due from the Principal Owner as of March 31, 2024.

Stock Options
Stock option activity for employee and non-employee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2023	12,495	$14.91
Granted	1,767	10.37
Exercised	(541)	7.21
Forfeited/expired	(236)	16.83
Outstanding at March 31, 2024	13,485	$14.59
Restricted Stock Units and Performance Stock Units
During the three months ended March 31, 2024, the Company granted restricted stock units (RSUs) to employees of the Company under the 2020 Incentive Award and the 2022 Employment Inducement Incentive Award Plans. RSUs are valued at the market price of a share of the Company’s stock on the date of grant. RSUs vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for RSUs is recognized on a straight-line basis over the four-year service period. Forfeitures are recorded in the period in which they occur.
The following table summarizes the RSU activity for the three months ended March 31, 2024 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	758	$18.73
Granted	845	10.53
Vested	(135)	22.42
Forfeited	(53)	15.69
Unvested at March 31, 2024	1,415	$13.60
The total fair value of shares vested during the three months ended March 31, 2024 was $1.5 million. No RSUs vested during the three months ended March 31, 2023.
As of December 31, 2023, the Company had 750,000 Performance Stock Options (PSUs) at a weighted-average grant date fair value of $6.57 per share. As of March 31, 2024, no PSUs were vested and no stock-based compensation expense has been recognized as the performance conditions were not deemed probable.
Employee Stock Purchase Plan
The Company did not issue shares of common stock under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2024 and 2023, respectively. The Company had an outstanding liability of $0.6 million at March 31, 2024, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of March 31, 2024, 372,517 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense
The assumptions used in the Black-Scholes-Merton model to determine the fair value of stock option grants were as follows:

Options
Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9% - 4.3%	3.5% - 4.0%
Expected volatility	79% - 80%	81% - 82%
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Expected dividend yield	—%	—%
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
The allocation of stock-based compensation expense for stock option, RSU awards, PSU awards, and shares purchasable under the ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$5,737	$5,272
General and administrative expense	4,569	3,832
Total stock-based compensation expense	$10,306	$9,104
As of March 31, 2024, the unrecognized compensation cost related to outstanding time-based options and RSUs was $67.9 million and $18.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.69 years and 3.48 years, respectively. Unrecognized compensation cost related to PSUs was $4.9 million. As of March 31, 2024, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.21 years.
9.    Subsequent Events
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc. to rent 105,000 square feet for office and laboratory space for the Company’s future corporate headquarters. The term of the sublease is approximately 9 years and 9 months with payments beginning in August 2025. Pursuant to the terms of the sublease agreement, the landlord will provide the Company with a tenant improvement allowance of up to $33.6 million. Additional tenant improvement allowance of up to $5.0 million is also available to be repaid in equal installments through monthly rent, subject to 8% interest per annum and annual increases of 3% per annum. The Company also has an option and right of first refusal for an additional 80,000 of rentable square feet in an adjacent available building, which has not been exercised. Total aggregate future lease commitments under the lease were approximately $72.6 million, inclusive of 3% annual rent increase and various agreed upon rent abatement amounts.
In connection with the sublease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $2.5 million, which was delivered in April 2024 and will be included in restricted cash in the Company’s condensed balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on February 28, 2024.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the timing and likelihood of resolution of the partial clinical hold on del-desiran, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, inflationary pressures, and the ongoing hostilities outside the United States on our business, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our advancing and expanding pipeline currently has three programs in clinical development. Delpacibart etedesiran, abbreviated as del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 1/2 development with the ongoing MARINA open label extension study, or MARINA-OLE™. We are currently on track to initiate the global Phase 3 HARBOR™ trial of del-desiran this quarter. AOC 1020 is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. AOC 1044 is designed for people with Duchenne muscular dystrophy and is currently in Phase 1/2 development with the EXPLORE44™ trial. AOC 1044 is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Del-desiran, AOC 1020 and AOC 1044 have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, in May 2024, the FDA granted del-desiran Breakthrough Therapy designation for the treatment of DM1, and in February 2024, the FDA granted AOC 1044 Rare Pediatric Disease Designation.
With three AOC product candidates in clinical development, we plan to report data from multiple ongoing trials in 2024 and initiate our global Phase 3 HARBOR™ trial of del-desiran for DM1 in the second quarter of 2024. In March 2024, we shared new long-term del-desiran data from our MARINA-OLE trial in people living with DM1 showing reversal of disease progression across multiple endpoints including myotonia, muscle strength and patient reported activities of daily living over one year compared to a matched population from the END-DM1 natural history study. With over 265 infusions totaling 61.1 patient-years of exposure as of the January 2024 data cutoff, del-desiran has demonstrated favorable long-term safety and tolerability. In the second quarter of 2024, we are planning to share preliminary data in approximately half of the study participants in the Phase 1/2 FORTITUDE™ trial of AOC 1020 in FSHD. In the second half of 2024, we plan to share 5 mg/kg cohort data from the Phase 1/2 EXPLORE44 trial of AOC 1044 in people living with DMD44.
We continue to advance and expand our internal discovery pipeline with the addition of new research and development candidates to treat conditions in skeletal muscle and precision cardiology as we continue to deliver on the RNA revolution. In addition to our own internal research programs, we continue to explore the full potential of our AOC platform through collaborations and partnerships, including programs in immunology, cardiology and other select indications outside of muscle.
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
We have incurred operating losses in each year since inception. Our net losses were $212.2 million and $174.0 million for the years ended December 31, 2023 and 2022, respectively, and $68.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $639.6 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of $915.9 million (as of March 31, 2024) will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Research Collaboration with Bristol Myers Squibb
In November 2023, we entered into (i) a Research Collaboration and License Agreement with BMS, or the BMS Collaboration Agreement, to expand on our research with MyoKardia for up to five targets utilizing our proprietary AOC platform technology and (ii) a Securities Purchase Agreement with BMS, or the BMS Purchase Agreement, for the purchase by BMS in a private placement of 5,075,304 shares of our common stock at a purchase price of $7.8813 per share, for an aggregate purchase price of approximately $40 million. We refer to the BMS Collaboration Agreement and the BMS Purchase Agreement together as the "BMS Agreements." Under the terms of the BMS Agreements, we received approximately $100 million upfront, which includes a $60 million cash payment under the terms of the BMS Collaboration Agreement, and approximately $40 million for the purchase of our common stock under the terms of the BMS Purchase Agreement. We are also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits to low double-digits on net sales. We are responsible for our own research collaboration costs incurred under the agreement, subject to a cumulative spending limit of $40 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.

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
Our revenue to date has been derived from payments received under research collaboration and license agreements. For the foreseeable future, we may generate revenue from a combination of upfront payments, milestone payments and reimbursement of services under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
•the timing and likelihood of resolution of the partial clinical hold on del-desiran;
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
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for employees in our executive, finance, accounting, legal, business development and support functions. Other general and administrative expenses include allocated facility, information technology and depreciation related costs not otherwise included in research and development expenses, and professional fees for auditing, tax, intellectual property, and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.
We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities and other corporate activities.
Other Income (Expense)
Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and marketable securities.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Revenue	$3,543	$2,233	$1,310
Research and development expenses	66,832	47,765	19,067
General and administrative expenses	13,898	12,064	1,834
Other income	8,332	5,202	3,130
Revenue
Revenue increased by $1.3 million for three months ended March 31, 2024 and 2023, primarily due to revenues recognized under the BMS Agreement for which there were no revenues recognized in the prior year comparative period, partially offset by a decrease in direct billable charges to Lilly under the Lilly Agreement.
Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
External costs:
Del-desiran	$9,095	$6,960	$2,135
AOC 1020	6,163	7,616	(1,453)
AOC 1044	5,839	2,536	3,303
Other programs	1,438	3,477	(2,039)
Unallocated	19,707	6,631	13,076
Total external costs	42,242	27,220	15,022
Internal costs:
Employee-related expenses	19,336	15,978	3,358
Facilities, lab supplies and other	5,254	4,567	687
Total internal costs	24,590	20,545	4,045
Total research and development expenses	$66,832	$47,765	$19,067
Research and development expenses increased by $19.1 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, including $15.4 million in higher manufacturing costs related to drug product, and increased internal costs including $3.4 million in higher personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $1.8 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to $2.4 million in higher personnel costs, partially offset by $0.8 million in lower professional fees.
Other Income
Other income increased by $3.1 million for the three months ended March 31, 2024 and 2023, due to higher interest income earned on marketable securities investments.

Liquidity and Capital Resources
Sources of Liquidity
On November 8, 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent. Under the 2022 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. During the three months ended March 31, 2024 and 2023, we sold 418,408 and 943,461 shares of our common stock, respectively, pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million and $22.4 million, respectively, after deducting offering-related transaction costs and commissions.
On March 4, 2024, we completed a private placement of 15,224,773 shares of our common stock at a price of $16.50 per share and pre-funded warrants to purchase an aggregate 9,030,851 shares of our common stock at a price of $16.499 per pre-funded warrant. The net proceeds from the private placement were $379.8 million after deducting placement fees and offering costs of $20.4 million. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable, and does not expire.
Since our inception through March 31, 2024, other significant sources of capital raised to fund our operations were comprised of $274.1 million from our IPO, $378.9 million from follow-on public offerings, $140.6 million of net proceeds under a previous sales agreement, aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $143.3 million from funding under collaboration and research services agreements.
Future Capital Requirements
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $915.9 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
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
While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including current and potential future collaborations, licenses and other arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Net cash provided by (used in):
Operating activities	$(70,380)	$(48,967)	$(21,413)
Investing activities	(32,747)	(195,680)	162,933
Financing activities	389,445	22,961	366,484
Net decrease in cash, cash equivalents and restricted cash	$286,318	$(221,686)	$508,004
Operating Activities
Net cash used in operating activities of $70.4 million and $49.0 million for the three months ended March 31, 2024 and 2023, respectively, consisted primarily of cash used to fund our operations related to the development of clinical trials, preclinical studies, and other programs. The increase is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $32.7 million for the three months ended March 31, 2024 consisted primarily of $141.6 million for purchases of marketable securities and reinvestment of proceeds from matured marketable securities as well as $0.9 million in purchases of property and equipment, offset by $109.7 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $195.7 million for the three months ended March 31, 2023 consisted of $251.4 million for purchases of marketable securities due to investing the proceeds from the sale of common stock of $223.8 million in December 2022 and reinvestment of proceeds from matured marketable securities, and $1.8 million in purchases of property and equipment, partially offset by $57.5 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $389.4 million for the three months ended March 31, 2024 consisted primarily of net proceeds from sales of our common stock and pre-funded warrants in a private placement. Net cash provided by financing activities of $23.0 million for the three months ended March 31, 2023 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2022 Sales Agreement.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2024, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
Contractual Obligations and Commitments
As of March 31, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting described below.
As disclosed in Item 9A, “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, we previously identified a material weakness in our internal control over financial reporting with respect to segregation of duties over certain information technology general controls (ITGCs) related to a module within our enterprise resource planning (ERP) system. These ITGCs were not operating effectively to (i) restrict access to certain data and the ability to make changes thereto, and (ii) to monitor changes to such data. While the control deficiency identified did not result in any misstatements, a reasonable possibility exists that a material misstatement to the annual or interim financial statements and disclosures would not have been prevented or detected on a timely basis. Notwithstanding the identified material weakness, our management believes the unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Remediation
Our management is committed to maintaining a strong internal control environment. As discussed above and disclosed in Item 9A, “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, we have changed the relevant access to address the known segregation of duties issues and will update our access review controls to include additional procedures. While we believe the actions taken thus far are substantive in addressing this control issue, we will consider this remediated once applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor through testing the effectiveness of these actions to ensure these controls continue to operate effectively.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024. The risk factors described in such reports are not the only risks we face. Factors that are not currently known to us, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any such trading arrangements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	12/13/2023	3.1
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Form of Pre-Funded Warrant	8-K	2/29/2024	4.1
10.1	Amended and Restated Non-Employee Director Compensation Program				X
10.2	Securities Purchase Agreement, dated February 28, 2024, by and between Avidity Biosciences, Inc. and each of the purchasers party thereto	8-K	2/29/2024	10.1
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

Avidity Biosciences, Inc.

Date: May 9, 2024	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)