Form 10-Q
period 2024-06-30
Avidity Biosciences, Inc.
filed 2024-08-09
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2024, the registrant had 109,801,397 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Balance Sheets
(in thousands, except par value)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$575,751	$185,082
Marketable securities	723,295	410,269
Prepaid and other assets	29,755	15,956
Total current assets	1,328,801	611,307
Property and equipment, net	8,498	8,381
Restricted cash	2,795	295
Right-of-use assets	6,967	8,271
Other assets	364	301
Total assets	$1,347,425	$628,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$40,924	$34,341
Accrued compensation	12,826	14,335
Lease liabilities, current portion	3,765	3,639
Deferred revenue, current portion	26,697	28,365
Total current liabilities	84,212	80,680
Lease liabilities, net of current portion	4,617	6,213
Deferred revenue, net of current portion	37,560	40,898
Total liabilities	126,389	127,791
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 109,266 and 79,275 at June 30, 2024 and December 31, 2023, respectively	11	8
Additional paid-in capital	1,931,890	1,071,395
Accumulated other comprehensive income (loss)	(453)	125
Accumulated deficit	(710,412)	(570,764)
Total stockholders’ equity	1,221,036	500,764
Total liabilities and stockholders’ equity	$1,347,425	$628,555
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$2,045	$2,316	$5,588	$4,549
Operating expenses:
Research and development	63,940	42,672	130,772	90,437
General and administrative	20,731	12,278	34,629	24,342
Total operating expenses	84,671	54,950	165,401	114,779
Loss from operations	(82,626)	(52,634)	(159,813)	(110,230)
Other income (expense):
Interest income	11,949	5,771	20,382	11,287
Other expense	(116)	(162)	(217)	(476)
Total other income	11,833	5,609	20,165	10,811
Net loss	$(70,793)	$(47,025)	$(139,648)	$(99,419)
Net loss per share, basic and diluted	$(0.65)	$(0.66)	$(1.44)	$(1.40)
Weighted-average shares outstanding, basic and diluted	106,928	71,390	97,070	70,914
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	11	(1,137)	(578)	32
Comprehensive loss	$(70,782)	$(48,162)	$(140,226)	$(99,387)
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock upon exercise of stock options	541	—	3,896	—	—	3,896
Issuance of common stock in public offering, net of issuance costs of $143	418	—	5,594	—	—	5,594
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in connection with vesting of restricted stock units	135	—	—	—	—	—
Stock-based compensation	—	—	10,306	—	—	10,306
Net loss	—	—	—	—	(68,855)	(68,855)
Other comprehensive loss	—	—	—	(589)	—	(589)
Balance at March 31, 2024	95,594	$10	$1,470,972	$(464)	$(639,619)	$830,899
Issuance of common stock upon exercise of stock options	1,201	—	14,308	—	—	14,308
Issuance of common stock in public offering, net of issuance costs of $28,263	12,133	1	432,771	—	—	432,772
Issuance of common stock under Employee Stock Purchase Plan	138	—	1,027	—	—	1,027
Issuance of common stock in connection with vesting of restricted stock units	200	—	—	—	—	—
Stock-based compensation	—	—	12,812	—	—	12,812
Net loss	—	—	—	—	(70,793)	(70,793)
Other comprehensive income	—	—	—	11	—	11
Balance at June 30, 2024	109,266	$11	$1,931,890	$(453)	$(710,412)	$1,221,036
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock upon exercise of stock options	102	—	520	—	—	520
Issuance of common stock in public offering, net of issuance costs of $408	943	—	22,441	—	—	22,441
Stock-based compensation	—	—	9,104	—	—	9,104
Net loss	—	—	—	—	(52,394)	(52,394)
Other comprehensive income	—	—	—	1,169	—	1,169
Balance at March 31, 2023	70,813	$7	$971,375	$(1,529)	$(410,938)	$558,915
Issuance of common stock upon exercise of stock options	12	—	7	—	—	7
Issuance of common stock in public offering, net of issuance costs of $977	3,164	—	38,106	—	—	38,106
Issuance of common stock under employee stock purchase plan	81	—	859	—	—	859
Stock-based compensation	—	—	9,453	—	—	9,453
Net loss	—	—	—	—	(47,025)	(47,025)
Other comprehensive loss	—	—	—	(1,137)	—	(1,137)
Balance at June 30, 2023	74,070	$7	$1,019,800	$(2,666)	$(457,963)	$559,178
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(139,648)	$(99,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,328	920
Stock-based compensation expense	23,118	18,557
Amortization of premiums and discounts on marketable securities, net	(7,435)	(5,071)
Non-cash operating lease costs	1,652	1,420
Changes in operating assets and liabilities:
Prepaid and other assets	(12,112)	(5,642)
Accounts payable and accrued liabilities	6,047	(816)
Accrued compensation	(1,509)	(4,663)
Operating lease liabilities	(1,819)	(1,594)
Deferred revenue	(5,006)	(2,466)
Net cash used in operating activities	(135,384)	(98,774)
Cash flows from investing activities
Maturities of marketable securities	207,930	128,215
Purchases of marketable securities	(514,100)	(275,404)
Purchases of property and equipment	(1,446)	(2,442)
Net cash used in investing activities	(307,616)	(149,631)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	438,902	60,547
Proceeds from issuance of common stock under employee incentive equity plans	17,484	1,386
Proceeds from the issuance of common stock in a private placement, net of issuance costs	238,388	—
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	141,395	—
Net cash provided by financing activities	836,169	61,933
Net increase (decrease) in cash, cash equivalents and restricted cash	393,169	(186,472)
Cash, cash equivalents and restricted cash at beginning of period	185,377	340,647
Cash, cash equivalents and restricted cash at end of period	$578,546	$154,175

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$536	$—
Receivables from stock option exercises included in prepaid and other assets	$1,747	$—
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
Liquidity
To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of June 30, 2024, the Company had an accumulated deficit of $710.4 million and cash, cash equivalents and marketable securities of $1.3 billion.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024. There have been no significant changes to these policies during the six months ended June 30, 2024.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share for the three and six month periods ended June 30, because to do so would be anti-dilutive, are as follows (in thousands):

	June 30,
	2024	2023
Common stock options	12,728	10,978
Restricted stock units	1,526	635
Performance stock units	562	—
Employee Stock Purchase Plan shares pending issuance	4	9
Total	14,820	11,622
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 will be applied retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its financial statements and accompanying notes.

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
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of June 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$10,962	$10,962	$—	$—
Marketable securities:
U.S. Treasury securities	721,340	721,340	—	—
Negotiable certificates of deposit	1,955	—	1,955	—
Total	$734,257	$732,302	$1,955	$—

		Fair Value Measurements Using
As of December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$399,890	$399,890	$—	$—
U.S. Government agency securities	4,998	—	4,998	—
Negotiable certificates of deposit	5,381	—	5,381	—
Total	$410,269	$399,890	$10,379	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of June 30, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$613,201	$6	$(517)	$612,690
Negotiable certificates of deposit	1 or less	1,959	—	(4)	1,955
U.S. Treasury securities	1 - 2	108,588	62	—	108,650
Total		$723,748	$68	$(521)	$723,295

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$301,053	$102	$(530)	$300,625
U.S. Government agency securities	1 or less	5,000	—	(2)	4,998
Negotiable certificates of deposit	1 or less	4,410	1	(4)	4,407
U.S. Treasury securities	1 - 2	98,701	600	(36)	99,265
Negotiable certificates of deposit	1 - 2	980	—	(6)	974
Total		$410,144	$703	$(578)	$410,269
The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at June 30, 2024 and December 31, 2023 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$469,288	$(312)	$74,471	$(205)	$543,759	$(517)
Negotiable certificates of deposit	734	—	1,221	(4)	1,955	(4)
Total	$470,022	$(312)	$75,692	$(209)	$545,714	$(521)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$214,291	$(566)	$—	$—	$214,291	$(566)
U.S. Government agency securities	4,998	(2)	—	—	4,998	(2)
Negotiable certificates of deposit	3,665	(10)	—	—	3,665	(10)
Total	$222,954	$(578)	$—	$—	$222,954	$(578)
Accrued interest receivable on available-for-sale securities was $4.1 million and $2.6 million at June 30, 2024 and December 31, 2023, respectively. The Company has not written off any accrued interest receivable for the six months ended June 30, 2024 and 2023.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on its research with MyoKardia Inc. In connection with the BMS Collaboration Agreement, the Company recognized revenue of $2.0 million and $4.5 million for the three and six months ended June 30, 2024, respectively. There were no collaboration receivables related to the BMS Collaboration Agreement in any of the periods presented.
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. In connection with the Lilly Agreement, the Company recognized no revenue for the three months ended June 30, 2024 and $2.3 million for the three months ended June 30, 2023. The Company recognized revenue of $1.1 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. There were no collaboration receivables related to the Lilly Agreement as of June 30, 2024 and $0.8 million collaboration receivables related to the Lilly Agreement as of December 31, 2023, which are included in prepaid and other assets on the condensed balance sheets. There was no deferred revenue related to the Lilly Agreement at June 30, 2024.
A reconciliation of the closing balance of deferred revenue related to the Company's research collaboration and license agreements for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

Balance at December 31, 2023	$69,263
Revenue recognized that was included in the balance at the beginning of the period	(2,961)
Balance at March 31, 2024	$66,302
Revenue recognized that was included in the balance at the beginning of the period	(2,045)
Balance at June 30, 2024	$64,257

Balance at December 31, 2022	$6,276
Revenue recognized that was included in the balance at the beginning of the period	(1,219)
Balance at March 31, 2023	$5,057
Revenue recognized that was included in the balance at the beginning of the period	(1,247)
Balance at June 30, 2023	$3,810
6.    Composition of Certain Financial Statement Items
Prepaid and other assets (in thousands)

	June 30, 2024	December 31, 2023
Accounts receivable	$—	$1,105
Prepaid assets	14,041	7,333
Interest receivable and other assets	15,714	7,518
Total prepaid and other assets	$29,755	$15,956
Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$12,502	$11,208
Computers and software	262	127
Office furniture and equipment	1,979	1,979
Leasehold improvements	288	288
Construction in process	16	—
Property and equipment, gross	15,047	13,602
Less accumulated depreciation	(6,549)	(5,221)
Total property and equipment, net	$8,498	$8,381
Depreciation expense related to property and equipment was $0.7 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

Accounts payable and accrued liabilities (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$8,889	$8,809
Accrued non-clinical liabilities	24,037	19,535
Accrued clinical liabilities	7,998	5,997
Total accounts payable and accrued liabilities	$40,924	$34,341
7.    Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no such matters currently outstanding for which liabilities have been accrued.
Operating Lease
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc. to rent 105,000 square feet for office and laboratory space for the Company’s future corporate headquarters. The term of the sublease is approximately 9 years and 9 months with payments expected to begin in August 2025. Pursuant to the terms of the sublease agreement, the sublandlord will provide the Company with a tenant improvement allowance of up to $33.6 million. An additional tenant improvement allowance of up to $5.0 million is also available to be repaid in equal installments through monthly rent payments, subject to 8% interest per annum and annual increases of 3% per annum. The Company also has an option and a right of first refusal for an additional 80,000 square feet in an adjacent available building, which has not been exercised. Total aggregate future lease commitments under the sublease agreement are approximately $72.6 million, inclusive of 3% annual rent increases and various agreed upon rent abatement amounts. The sublease will be measured and recognized upon commencement of the sublease. As of June 30, 2024, the sublease had not commenced because construction of improvements to bring the facility to its intended use was not substantially complete.
In connection with the sublease agreement, the Company is required to maintain a letter of credit for the benefit of the sublandlord in the amount of $2.5 million, which was delivered in April 2024 and is included in restricted cash in the Company’s condensed balance sheet.
8.    Stockholders’ Equity
Common Stock
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with Cowen and Company, LLC (the 2022 Sales Agent). Under the 2022 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the 2022 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2022 Sales Agent. The Company is not obligated to sell, and the 2022 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. During the six months ended June 30, 2024 and 2023, the Company sold 418,408 and 4,107,810 shares of its common stock, respectively, pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million and $60.5 million, respectively, after deducting offering-related transaction costs and commissions.
On March 4, 2024, the Company sold 15,224,773 unregistered shares of its common stock and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 9,030,851 shares of its common stock to investors in a private placement at an offering price of $16.50 per share and $16.499 per pre-funded warrant, which represents the offering price per share of common stock less an exercise price of $0.001 per share. The Company valued the common stock at the offering price, concluding that the offering price approximated fair value. The net proceeds from the private placement were $379.8 million after deducting placement fees and offering costs of $20.4 million. The resale of the shares, including the shares issuable upon exercise of the pre-

funded warrants, were subsequently registered on an automatically effective Registration Statement on Form S-3 filed with the SEC on April 2, 2024.
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
One of the investors who participated in the private placement met the criteria of a related party as such investor was a principal owner of more than 10% of the voting interest in the Company (the Principal Owner). The Principal Owner purchased 2,121,213 shares of the Company's common stock for $35.0 million. The purchase of common stock under the private placement by the Principal Owner was carried out at arm's length as substantiated by the fact that the per share purchase price equaled the price paid by other participants. No amounts were due from the Principal Owner as of June 30, 2024.
On June 17, 2024, the Company completed a public offering of 12,132,500 shares of its common stock at a public offering price of $38.00 per share. Net proceeds from the offering were approximately $432.8 million, after deducting underwriting discounts and offering expenses of $28.3 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon filing on May 9, 2024.
Stock Options
Stock option activity for employee and non-employee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2023	12,495	$14.91
Granted	2,275	15.53
Exercised	(1,742)	10.45
Forfeited/expired	(300)	16.40
Outstanding at June 30, 2024	12,728	$15.60
Restricted Stock Units and Performance Stock Units
The Company has granted restricted stock units (RSUs) and performance stock units (PSUs) to employees of the Company under the 2020 Incentive Award and the 2022 Employment Inducement Incentive Award Plans. RSUs and PSUs are valued at the market price of a share of the Company’s stock on the date of grant. RSUs vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for RSUs is recognized on a straight-line basis over the four-year service period. Compensation expense for PSUs is recognized over the service period when the performance conditions are met or considered probable of achievement, using management's best estimates. Forfeitures are recorded in the period in which they occur.

The following table summarizes the RSU activity for the six months ended June 30, 2024 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	758	$18.73
Granted	984	13.78
Vested	(147)	21.70
Forfeited	(69)	15.34
Unvested at June 30, 2024	1,526	$15.41
The total fair value of RSU shares vested during the six months ended June 30, 2024 was $1.8 million. No RSUs vested during the six months ended June 30, 2023.
The following table summarizes the PSU activity for the six months ended June 30, 2024 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	750	$6.57
Granted	—	—
Vested	(188)	6.57
Forfeited	—	—
Unvested at June 30, 2024	562	$6.57
During the six months ended June 30, 2024, the performance conditions related to 375,000 units of outstanding PSUs were met or deemed probable resulting in (1) the immediate vesting of 187,500 shares and (2) the expected vesting of 187,500 shares in December 2024. As a result, the Company recognized $2.0 million of stock-based compensation expense during the six months ended June 30, 2024. No stock-based compensation expense has been recognized for the remaining 375,000 outstanding PSUs as the performance conditions were not deemed probable. The total fair value of PSU shares vested during the six months ended June 30, 2024 was $7.4 million. No PSUs vested during the six months ended June 30, 2023.
Employee Stock Purchase Plan
The Company issued 137,913 and 81,005 shares of common stock under the Employee Stock Purchase Plan (ESPP) during the six months ended June 30, 2024 and 2023, respectively. The Company had an outstanding liability of $0.1 million at June 30, 2024, which is included in accounts payable and accrued liabilities on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of June 30, 2024, 234,604 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense
The assumptions used in the Black-Scholes-Merton model to determine the fair value of stock option grants were as follows:

Options
Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.9% - 4.7%	3.5% - 4.0%
Expected volatility	79% - 82%	81% - 82%
Expected term (in years)	5.3 - 6.1	5.5 - 6.1
Expected dividend yield	—%	—%
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
The allocation of stock-based compensation expense for stock option, RSU awards, PSU awards, and shares purchasable under the ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$6,529	$5,442	$12,266	$10,714
General and administrative expense	6,283	4,011	10,852	7,843
Total stock-based compensation expense	$12,812	$9,453	$23,118	$18,557
As of June 30, 2024, the unrecognized compensation cost related to outstanding time-based options and RSUs was $70.3 million and $21.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.61 years and 3.30 years, respectively. Unrecognized compensation cost related to PSUs was $2.9 million. As of June 30, 2024, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of 0.46 years.
9.    Subsequent Events
On August 9, 2024, the Company entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA), LLC (the 2024 Sales Agent) with substantially similar terms as the 2022 Sales Agreement described in Note 8 "Stockholders' Equity". Under the 2024 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $400 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. The Company is not obligated to sell, and the 2024

Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. The 2024 Sales Agent will be entitled to a commission of up to 3.0% of the gross sales price of the ATM Shares sold through it pursuant to the 2024 Sales Agreement.

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
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our advancing and expanding pipeline currently has three programs in clinical development. Delpacibart etedesiran, abbreviated as del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 3 development with the global HARBOR™ trial, which we initiated in June 2024. Delpacibart braxlosiran or del-brax (formerly AOC 1020) is designed to treat people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. Delpacibart zotadirsen, or del-zota (formerly AOC 1044), is designed for people with Duchenne muscular dystrophy, or DMD, and is currently in Phase 1/2 development with the EXPLORE44™ trial. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Del-desiran, del-brax and del-zota have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, in May 2024, the FDA granted del-desiran Breakthrough Therapy designation for the treatment of DM1, and in February 2024, the FDA granted del-zota Rare Pediatric Disease designation.
We have reported data from each of our three clinical trials of AOC product candidates in 2024. In August 2024, we reported initial data from the 5 mg/kg cohort of our EXPLORE44 trial in people living with DMD44. These data demonstrated consistent delivery of PMO in skeletal muscle, an increase of dystrophin production of 25% of normal and an increase of 37% in exon 44 skipping. In addition, del-zota showed greater than 80% reduction of creatine kinase compared to baseline in people living with DMD44. The initial assessment from the randomized, double-blind, placebo-controlled EXPLORE44 trial assessed the safety and tolerability for 25 participants across two dose levels (5 mg/kg and 10 mg/kg). Del-zota demonstrated favorable safety and tolerability, with most treatment emergent adverse events (AEs) mild or moderate in participants with DMD44. Two participants discontinued from the study: one due to a serious adverse event of anaphylaxis which fully resolved and one due to moderate infusion related reaction. For the 5 mg/kg cohort, participants received three doses of 5 mg/kg of del-zota, or placebo, every six weeks. Avidity plans to enroll additional patients in the EXPLORE44 Open-Label Extension (OLE) for del-zota.
In June 2024, we shared initial del-brax data from our FORTITUDE™ trial in people living with FSHD which demonstrated consistent reductions of greater than 50% in double homeobox 4, or DUX4 regulated genes, trends of functional improvement, and favorable safety and tolerability in people living with FSHD as of the May 2024 data cutoff. The initial assessment from the randomized, double-blind, placebo-controlled FORTITUDE™ trial of del-brax provided a four-month look at the safety and tolerability for all 39 participants across two dose levels (2 mg/kg and 4 mg/kg). We plan to accelerate initiation of registrational cohorts in the FORTITUDE™ study, with the biomarker cohort planned in the second half of 2024 and the functional cohort planned in the first half of 2025.
We also initiated and began administration of del-desiran in people living with DM1 in our global Phase 3 HARBOR™ trial in June 2024. In March 2024, we shared new long-term del-desiran data from our ongoing MARINA-OLE™ trial in people living with DM1 showing reversal of disease progression across multiple endpoints including myotonia, muscle strength and patient reported activities of daily living over one year compared to a matched population from the END-DM1 natural history study. With over 265 infusions totaling 61.1 patient-years of exposure as of the January 2024 data cutoff, del-desiran has demonstrated favorable long-term safety and tolerability.
In the fourth quarter of 2024, we plan to announce our lead precision cardiology program target.
We continue to advance and expand our internal discovery pipeline with the addition of new research and development candidates to treat conditions in skeletal muscle and precision cardiology. We are well positioned as we build an integrated global biopharmaceutical company and continue to deliver on the RNA revolution. In addition to our own internal research programs, we continue to explore the full potential of our AOC platform through collaborations and partnerships, including programs in immunology, cardiology and other select indications outside of muscle.
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, private placements, sales agreements, and under collaboration and research service agreements. Refer to “Liquidity and Capital Resources” for further information on the capital raised since inception and our future capital requirements.
We have incurred operating losses in each year since inception. Our net losses were $212.2 million and $174.0 million for the years ended December 31, 2023 and 2022, respectively, and $139.6 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $710.4 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of $1.3 billion (as of June 30, 2024) will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Research Collaboration with Bristol Myers Squibb
In November 2023, we entered into (i) a Research Collaboration and License Agreement, or the BMS Collaboration Agreement, with Bristol Myers Squibb Company, or BMS, to expand on our research with MyoKardia for up to five targets utilizing our proprietary AOC platform technology and (ii) a Securities Purchase Agreement with BMS, or the BMS Purchase Agreement, for the purchase by BMS in a private placement of 5,075,304 shares of our common stock at a purchase price of $7.8813 per share, for an aggregate purchase price of approximately $40 million. We refer to the BMS Collaboration Agreement and the BMS Purchase Agreement together as the "BMS Agreements." Under the terms of the BMS Agreements, we received approximately $100 million upfront, which includes a $60 million cash payment under the terms of the BMS Collaboration Agreement, and approximately $40 million for the purchase of our common stock under the terms of the BMS Purchase Agreement. We are also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits to low double-digits on net sales. We are responsible for our own research collaboration costs incurred under the agreement, subject to a cumulative spending limit of $40 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
Revenue	$2,045	$2,316	$(271)	$5,588	$4,549	$1,039
Research and development expenses	63,940	42,672	21,268	130,772	90,437	40,335
General and administrative expenses	20,731	12,278	8,453	34,629	24,342	10,287
Other income	11,833	5,609	6,224	20,165	10,811	9,354
Revenue
Revenue decreased by $0.3 million for the three months ended June 30, 2024 and 2023, primarily due to the recognition of revenues under the Lilly agreement in the prior year for which there were no revenues recognized in the current year comparative period, offset by an increase in revenues recognized under the BMS Agreement in the current year for which there were no revenues recognized in the prior year comparative period. Revenue increased by $1.0 million for the six months ended June 30, 2024 and 2023, primarily due to the recognition of revenues under the BMS agreement in the current year for which there were no revenues recognized in the prior year comparative period.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
External costs:
Del-desiran	$9,045	$4,216	$4,829	$18,141	$11,176	$6,965
Del-brax	7,768	1,501	6,267	13,931	9,117	4,814
Del-zota	5,081	5,156	(75)	10,921	7,692	3,229
Other programs	986	1,511	(525)	2,423	4,988	(2,565)
Unallocated	13,860	8,360	5,500	33,565	14,991	18,574
Total external costs	36,740	20,744	15,996	78,981	47,964	31,017
Internal costs:
Employee-related expenses	21,554	16,996	4,558	40,890	32,974	7,916
Facilities, lab supplies and other	5,646	4,932	714	10,901	9,499	1,402
Total internal costs	27,200	21,928	5,272	51,791	42,473	9,318
Total research and development expenses	$63,940	$42,672	$21,268	$130,772	$90,437	$40,335
Research and development expenses increased by $21.3 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, including $5.3 million in higher manufacturing costs related to drug product and a $6.8 million out of period adjustment which decreased external research and development expenses in the prior year period, as well as higher internal costs including $4.6 million in higher personnel costs. Similarly, research and development costs increased by $40.3 million for the six months ended June 30, 2024 as compared to the same period in 2023, due to increased external costs associated with the progression of clinical trials and preclinical studies, including $20.8 million in higher manufacturing cost related to drug product and a $3.6 million out of period adjustment which decreased external research and development expenses in the prior year period for costs incurred prior to 2023, as well as higher internal costs including an increase of $7.9 million in personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $8.5 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to $5.1 million in higher personnel costs and $1.5 million in higher professional fees to support our expanded operations. Similarly, general and administrative expenses increased by $10.3 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to $7.6 million in higher personnel costs and $0.7 million in higher professional fees to support our expanded operations.
Other Income
Other income increased by $6.2 million and $9.4 million for the three and six months ended June 30, 2024 and 2023 respectively, due to higher interest income earned on marketable securities investments and cash and cash equivalent balances.
Liquidity and Capital Resources
Sources of Liquidity
On November 8, 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC, or the 2022 Sales Agent, which has since been terminated, as discussed below. Under the

2022 Sales Agreement, we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the 2022 Sales Agent. Sales of the shares of common stock, if any, would be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2022 Sales Agent. We were not obligated to sell, and the 2022 Sales Agent was not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. During the six months ended June 30, 2024 and 2023, we sold 418,408 and 4,107,810 shares of our common stock, respectively, pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million and $60.5 million, respectively, after deducting offering-related transaction costs and commissions.
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
On June 17, 2024, the Company completed a public offering of 12,132,500 shares of its common stock at a public offering price of $38.00 per share. Net proceeds from the offering were approximately $432.8 million, after deducting underwriting discounts and offering expenses of $28.3 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon filing on May 9, 2024.
On August 9, 2024, we entered into a new sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, (the 2024 Sales Agent), with substantially similar terms as the 2022 Sales Agreement described above. Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400 million through the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. Upon entry into the 2024 Sales Agreement, the 2022 Sales Agreement was terminated.
Since our inception through June 30, 2024, other significant sources of capital raised to fund our operations were comprised of $274.1 million from our IPO, $378.9 million from follow-on public offerings, $140.6 million of net proceeds under a previous sales agreement, aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $144.6 million from funding under collaboration and research services agreements, including approximately $40.0 million related to the sale of shares of common stock in November 2023 to BMS in a private placement.
Future Capital Requirements
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $1.3 billion. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
•the type, number, scope, progress, expansions, results, costs, and timing of discovery, preclinical studies, and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future;
•the costs and timing of manufacturing for our product candidates and preparation for possible commercial operations if any product candidate is approved;
•the costs, timing, and outcome of regulatory review of our product candidates;
•the terms and timing of establishing and maintaining collaborations, licenses and other arrangements;
•the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;

•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities, and preparation for future commercial activities, if any, increase;
•the timing and amount of the milestone or other payments made to us under our existing and any future collaboration agreements;
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2024	2023
Net cash provided by (used in):
Operating activities	$(135,384)	$(98,774)	$(36,610)
Investing activities	(307,616)	(149,631)	(157,985)
Financing activities	836,169	61,933	774,236
Net increase (decrease) in cash, cash equivalents and restricted cash	$393,169	$(186,472)	$579,641
Operating Activities
Net cash used in operating activities of $135.4 million and $98.8 million for the six months ended June 30, 2024 and 2023, respectively, consisted primarily of cash used to fund our operations related to the development of clinical trials, preclinical studies, and other programs. The increase is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $307.6 million for the six months ended June 30, 2024 consisted primarily of $514.1 million for purchases of marketable securities and reinvestment of proceeds from matured marketable securities as well as $1.4 million in purchases of property and equipment, offset by $207.9 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $149.6 million for the six months ended June 30, 2023 consisted of $275.4 million for purchases of marketable securities due to investing the proceeds from the sale of common stock of $223.8 million in December 2022 and reinvestment of proceeds from matured marketable securities, and $2.4 million in purchases of property and equipment, partially offset by $128.2 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $836.2 million for the six months ended June 30, 2024 consisted primarily of $677.3 million in net proceeds from sales of our common stock, $141.4 million in net proceeds from the sale of pre-funded warrants in a private placement, and $17.5 million in proceeds from the issuance of common stock under employee incentive equity plans. Net cash provided by financing activities of $61.9 million for the six months ended June 30, 2023 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2022 Sales Agreement.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2024, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
Contractual Obligations and Commitments
In April 2024, the Company entered into a sublease agreement to rent office and laboratory space for the Company's future corporate headquarters. Total aggregate future lease commitments under the sublease agreement are approximately $72.6 million. Refer to Note 7, "Commitments and Contingencies" to our condensed financial statements included elsewhere in this quarterly report on Form 10-Q for further details. Except for the sublease agreement, as of June 30, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, our officers and directors took the following actions with respect to such trading arrangements:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Michael MacLean (Chief Financial and Chief Business Officer)	Adopt	4/2/2024	X		124,423	6/30/2025
W. Michael Flanagan (Chief Scientific and Technical Officer)	Adopt	6/12/2024	X		271,958(1)	6/12/2026
Teresa McCarthy (Chief Human Resources Officer)	Adopt	6/12/2024	X		200,000	12/31/2025
____________________
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1)Subject to increase based on a future award of our common stock covered by this 10b5-1 plan, the number of such securities is not able to be determined as of the date hereof.
2022 ATM Offering
On November 8, 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC, or the 2022 Sales Agent, pursuant to which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the 2022 Sales Agent, as our agent, or the 2022 ATM Offering. In connection with the 2022 ATM Offering, we filed a prospectus supplement, dated November 8, 2022, or the 2022 ATM Prospectus, to the prospectus, dated July 2, 2021, filed with a registration statement on Form S-3 (File No. 333-257691), which became automatically effective upon filing with the SEC on July 2, 2021. In connection with the 2024 Sales Agreement, effective August 9, 2024, we terminated the 2022 Sales Agreement, and we have discontinued all offers and sales of shares of our common stock under the 2022 Sales Agreement and the 2022 ATM Prospectus. Between November 8, 2022 and August 9, 2024, we sold an aggregate of 4,526,218 shares of common stock pursuant to the 2022 Sales Agreement for aggregate gross proceeds of approximately $67.7 million.
2024 ATM Offering
On August 9, 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or the 2024 Sales Agent, pursuant to which we may, from time to time, sell shares of our common stock, or the ATM Shares, having an aggregate offering price of up to $400 million through the 2024 Sales Agent, as our agent.
Subject to the terms and conditions of the 2024 Sales Agreement, the 2024 Sales Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided the 2024 Sales Agent with customary indemnification rights, and the 2024 Sales Agent will be entitled to a commission of up to 3.0% of the gross sales price of the ATM Shares sold through it pursuant to the 2024 Sales Agreement.
We will offer and sell the ATM Shares pursuant to an automatic shelf registration statement on Form S-3 (File No. 333-279264), which became automatically effective upon filing with the Securities and Exchange Commission, or SEC, on May 9, 2024. We will file a prospectus supplement with the SEC in connection with the offer and sale of up to $400 million of ATM Shares pursuant to the 2024 Sales Agreement on August 9, 2024.
The ATM Shares may be offered only by means of a prospectus forming a part of the effective registration statement. Sales of the ATM Shares, if any, under the 2024 Sales Agreement may be made in transactions that are deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on The Nasdaq Global Market, at market prices, or as otherwise agreed with the 2024 Sales Agent. We have no obligation to sell any of the ATM Shares, and may at any time suspend offers under the 2024 Sales Agreement or terminate the 2024 Sales Agreement.
The foregoing description of the 2024 Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full 2024 Sales Agreement, a copy of which is filed herewith as Exhibit 10.2 and is incorporated by reference herein.

A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the 2024 Sales Agreement is filed hereto as Exhibit 5.1.
This Quarterly Report on Form 10-Q does not constitute an offer to sell the ATM Shares or a solicitation of an offer to buy the ATM Shares, nor shall there be any sale of the ATM Shares in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.
Amended and Restated Employment Agreements
Effective August 6, 2024, the Human Capital Management Committee of our Board of Directors approved, and we entered into, amended and restated employment agreements with each of our executive officers, including Sarah Boyce, W. Michael Flanagan, Ph.D., Michael MacLean, John Moriarty, and Teresa McCarthy. The amended and restated employment agreements set forth, for each executive officer, his or her annual base salary and eligibility to receive an annual performance bonus.
Regardless of the manner in which the executive officers employment terminates, he or she is entitled to receive amounts previously earned during the executive officer’s employment. Additionally, in the event that the executive officer’s termination occurs after the occurrence of a change of control and after the conclusion of a calendar year in respect of which no annual bonus has yet been paid, the executive officer will be entitled to his or her annual bonus for such completed calendar year based on actual performance, paid when annual bonuses are paid to our employees generally.
In addition, the executive officers are each entitled to certain severance benefits under their respective amended and restated employment agreements, subject to their execution of a release of claims and compliance with post-termination obligations.
Under the amended and restated employment agreements, upon a termination without cause or resignation for good reason (as such terms are defined in the amended and restated employment agreements) outside of the Change of Control Period (as defined below), the executive officer is entitled to: (i) his or her base salary for a period of 12 months (or 18 months in the case of Ms. Boyce), and (ii) payment of the COBRA premiums for the applicable severance period. The cash severance benefits will be paid in a lump sum (other than in the case of Ms. Boyce, whose severance will be paid in the form of salary continuation during the severance period).
Upon a termination without cause or resignation for good reason within 59 days prior to or 24 months after a change of control (as defined in our 2020 Incentive Award Plan), or the Change of Control Period, an executive officer is entitled to: (i) his or her base salary for 18 months (or 24 months in the case of Ms. Boyce), (ii) an amount equal to 150% (or 200% in the case of Ms. Boyce) of his or her target annual bonus for the year in which such termination occurs, (iii) an amount equal to his or her target annual bonus for the calendar year in which such termination occurs, prorated for the portion of the year that elapsed through the date of termination, (iv) payment of the COBRA premiums for the applicable severance period, and (v) accelerated vesting of any unvested time-based vesting equity awards (with the vesting of any performance-based equity awards to be governed by the applicable award agreement). The cash severance benefits will be paid in a lump sum (other than in the case of Ms. Boyce, who will receive 18 months of her base salary severance in the form of salary continuation during such 18 month period).
The foregoing description of the amended and restated employment agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the amended and restated employment agreements, copies of which will be filed as exhibits to our Quarterly Report on 10-Q for the quarter ending September 30, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	12/13/2023	3.1
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Form of Pre-Funded Warrant	8-K	2/29/2024	4.1
5.1	Opinion of Latham & Watkins LLP				X
10.1	Amendment to the Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	6/12/2024	10.1
10.2	Sales Agreement, dated August 9, 2024, by and between Avidity Biosciences, Inc. and TD Securities (USA) LLC				X
23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1 hereto)				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

Avidity Biosciences, Inc.

Date: August 9, 2024	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)