Form 10-Q
period 2024-09-30
Avidity Biosciences, Inc.
filed 2024-11-07
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, the registrant had 119,309,317 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,187	$185,082
Marketable securities	1,218,406	410,269
Prepaid and other assets	33,273	15,956
Total current assets	1,621,866	611,307
Property and equipment, net	9,493	8,381
Restricted cash	2,795	295
Right-of-use assets	6,299	8,271
Other assets	318	301
Total assets	$1,640,771	$628,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$49,628	$34,341
Accrued compensation	18,241	14,335
Lease liabilities, current portion	3,804	3,639
Deferred revenue, current portion	19,660	28,365
Total current liabilities	91,333	80,680
Lease liabilities, net of current portion	3,797	6,213
Deferred revenue, net of current portion	42,261	40,898
Total liabilities	137,391	127,791
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 118,900 and 79,275 at September 30, 2024 and December 31, 2023, respectively	12	8
Additional paid-in capital	2,287,076	1,071,395
Accumulated other comprehensive income	7,102	125
Accumulated deficit	(790,810)	(570,764)
Total stockholders’ equity	1,503,380	500,764
Total liabilities and stockholders’ equity	$1,640,771	$628,555
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$2,336	$2,818	$7,924	$7,367
Operating expenses:
Research and development	77,197	47,714	207,968	138,151
General and administrative	23,273	13,729	57,902	38,071
Total operating expenses	100,470	61,443	265,870	176,222
Loss from operations	(98,134)	(58,625)	(257,946)	(168,855)
Other income (expense):
Interest income	17,968	6,280	38,350	17,567
Other expense	(232)	(13)	(449)	(489)
Total other income	17,736	6,267	37,901	17,078
Net loss	$(80,398)	$(52,358)	$(220,045)	$(151,777)
Net loss per share, basic and diluted	$(0.65)	$(0.71)	$(2.08)	$(2.11)
Weighted-average shares outstanding, basic and diluted	123,375	74,097	105,902	71,987
Other comprehensive income:
Net unrealized gains on marketable securities	7,555	788	6,977	820
Comprehensive loss	$(72,843)	$(51,570)	$(213,068)	$(150,957)
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock upon exercise of stock options	541	—	3,896	—	—	3,896
Issuance of common stock in public offering, net of issuance costs of $143	418	—	5,594	—	—	5,594
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in connection with vesting of restricted stock units	135	—	—	—	—	—
Stock-based compensation	—	—	10,306	—	—	10,306
Net loss	—	—	—	—	(68,855)	(68,855)
Other comprehensive loss	—	—	—	(589)	—	(589)
Balance at March 31, 2024	95,594	$10	$1,470,972	$(464)	$(639,619)	$830,899
Issuance of common stock upon exercise of stock options	1,201	—	14,308	—	—	14,308
Issuance of common stock in public offering, net of issuance costs of $28,263	12,133	1	432,771	—	—	432,772
Issuance of common stock under Employee Stock Purchase Plan	138	—	1,027	—	—	1,027
Issuance of common stock in connection with vesting of restricted stock units	200	—	—	—	—	—
Stock-based compensation	—	—	12,812	—	—	12,812
Net loss	—	—	—	—	(70,793)	(70,793)
Other comprehensive income	—	—	—	11	—	11
Balance at June 30, 2024	109,266	$11	$1,931,890	$(453)	$(710,412)	$1,221,036
Issuance of common stock upon exercise of stock options	1,007	—	17,363	—	—	17,363
Issuance of common stock in public offerings, net of issuance costs of $21,406	8,418	1	323,731	—	—	323,732
Issuance of common stock in connection with vesting of restricted stock units	209	—	—	—	—	—
Stock-based compensation	—	—	14,092	—	—	14,092
Net loss	—	—	—	—	(80,398)	(80,398)
Other comprehensive income	—	—	—	7,555	—	7,555
Balance at September 30, 2024	118,900	$12	$2,287,076	$7,102	$(790,810)	$1,503,380
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
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
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(220,045)	$(151,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,038	1,486
Stock-based compensation expense	37,210	28,377
Amortization of premiums and discounts on marketable securities, net	(14,281)	(8,037)
Non-cash operating lease costs	2,473	2,154
Changes in operating assets and liabilities:
Prepaid and other assets	(16,928)	(435)
Accounts payable and accrued liabilities	14,722	(588)
Accrued compensation	3,906	(25)
Operating lease liabilities	(2,752)	(2,412)
Deferred revenue	(7,342)	(4,308)
Net cash used in operating activities	(200,999)	(135,565)
Cash flows from investing activities
Maturities of marketable securities	349,655	229,450
Purchases of marketable securities	(1,136,534)	(407,195)
Purchases of property and equipment	(3,150)	(3,365)
Net cash used in investing activities	(790,029)	(181,110)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	762,661	60,547
Proceeds from issuance of common stock under employee incentive equity plans	36,189	1,426
Proceeds from the issuance of common stock in a private placement, net of issuance costs	238,388	—
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	141,395	—
Net cash provided by financing activities	1,178,633	61,973
Net increase (decrease) in cash, cash equivalents and restricted cash	187,605	(254,702)
Cash, cash equivalents and restricted cash at beginning of period	185,377	340,647
Cash, cash equivalents and restricted cash at end of period	$372,982	$85,945

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,741
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$565	$—
Receivables from stock option exercises included in prepaid and other assets	$406	$—
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$655	$238
See accompanying notes.

Avidity Biosciences, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Liquidity
To date, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of September 30, 2024, the Company had an accumulated deficit of $790.8 million and cash, cash equivalents and marketable securities of $1.6 billion.
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on February 28, 2024.
In December 2023, the Company formed Avidity Biosciences Ireland Limited, a wholly-owned subsidiary (the Subsidiary). The accompanying condensed consolidated financial statements reflect the operations of Avidity Biosciences, Inc. and the Subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies
Use of Estimates
The Company’s condensed consolidated financial statements are prepared in accordance with GAAP, which requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, stock-based compensation, and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2024.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share for the three and nine month periods ended September 30, because to do so would be anti-dilutive, are as follows (in thousands):

	September 30,
	2024	2023
Common stock options	12,190	12,526
Restricted stock units	1,608	701
Performance stock units	375	750
Employee Stock Purchase Plan shares pending issuance	25	109
Total	14,198	14,086
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
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of September 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$39,914	$39,914	$—	$—
Marketable securities:
U.S. Treasury securities	1,217,671	1,217,671	—	—
Negotiable certificates of deposit	735	—	735	—
Total	$1,258,320	$1,257,585	$735	$—

		Fair Value Measurements Using
As of December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$399,890	$399,890	$—	$—
U.S. Government agency securities	4,998	—	4,998	—
Negotiable certificates of deposit	5,381	—	5,381	—
Total	$410,269	$399,890	$10,379	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of September 30, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$840,674	$2,859	$(31)	$843,502
Negotiable certificates of deposit	1 or less	736	—	(1)	735
U.S. Treasury securities	1 - 2	369,894	4,288	(13)	374,169
Total		$1,211,304	$7,147	$(45)	$1,218,406

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$301,053	$102	$(530)	$300,625
U.S. Government agency securities	1 or less	5,000	—	(2)	4,998
Negotiable certificates of deposit	1 or less	4,410	1	(4)	4,407
U.S. Treasury securities	1 - 2	98,701	600	(36)	99,265
Negotiable certificates of deposit	1 - 2	980	—	(6)	974
Total		$410,144	$703	$(578)	$410,269
The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at September 30, 2024 and December 31, 2023 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$30,920	$(21)	$33,924	$(23)	$64,844	$(44)
Negotiable certificates of deposit	—	—	489	(1)	489	(1)
Total	$30,920	$(21)	$34,413	$(24)	$65,333	$(45)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$214,291	$(566)	$—	$—	$214,291	$(566)
U.S. Government agency securities	4,998	(2)	—	—	4,998	(2)
Negotiable certificates of deposit	3,665	(10)	—	—	3,665	(10)
Total	$222,954	$(578)	$—	$—	$222,954	$(578)
Accrued interest receivable on available-for-sale securities was $8.3 million and $2.6 million at September 30, 2024 and December 31, 2023, respectively. The Company has not written off any accrued interest receivable for the nine months ended September 30, 2024 and 2023.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on its research with MyoKardia Inc. In connection with the BMS Collaboration Agreement, the Company recognized revenue of $2.3 million and $6.8 million for the three and nine months ended September 30, 2024, respectively. There were no collaboration receivables related to the BMS Collaboration Agreement in any of the periods presented.
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. In connection with the Lilly Agreement, the Company recognized no revenue for the three months ended September 30, 2024 and $2.8 million for the three months ended September 30, 2023. The Company recognized revenue of $1.1 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively. There were no collaboration receivables related to the Lilly Agreement as of September 30, 2024 and $0.8 million collaboration receivables related to the Lilly Agreement as of December 31, 2023, which are included in prepaid and other assets on the condensed consolidated balance sheets. There was no deferred revenue related to the Lilly Agreement at September 30, 2024.
The amounts received that have not yet been recognized as revenue are deferred on the Company’s balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to the Company's research collaboration and license agreements for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

Balance at December 31, 2023	$69,263
Revenue recognized that was included in the balance at the beginning of the period	(2,961)
Balance at March 31, 2024	$66,302
Revenue recognized that was included in the balance at the beginning of the period	(2,045)
Balance at June 30, 2024	$64,257
Revenue recognized that was included in the balance at the beginning of the period	(2,336)
Balance at September 30, 2024	$61,921

Balance at December 31, 2022	$6,276
Revenue recognized that was included in the balance at the beginning of the period	(1,219)
Balance at March 31, 2023	$5,057
Revenue recognized that was included in the balance at the beginning of the period	(1,247)
Balance at June 30, 2023	$3,810
Revenue recognized that was included in the balance at the beginning of the period	(1,842)
Balance at September 30, 2023	$1,968

6.    Composition of Certain Financial Statement Items
Prepaid and other assets (in thousands)

	September 30, 2024	December 31, 2023
Accounts receivable	$—	$1,105
Prepaid assets	14,063	7,333
Interest receivable and other assets	19,210	7,518
Total prepaid and other assets	$33,273	$15,956
Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$13,101	$11,208
Computers and software	263	127
Office furniture and equipment	1,979	1,979
Leasehold improvements	288	288
Construction in process	1,121	—
Property and equipment, gross	16,752	13,602
Less accumulated depreciation	(7,259)	(5,221)
Total property and equipment, net	$9,493	$8,381
Depreciation expense related to property and equipment was $0.7 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Accounts payable and accrued liabilities (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$7,662	$8,809
Accrued non-clinical liabilities	35,622	19,535
Accrued clinical liabilities	6,344	5,997
Total accounts payable and accrued liabilities	$49,628	$34,341
7.    Commitments and Contingencies
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no such matters currently outstanding for which liabilities have been accrued.
Operating Lease
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc. to rent 105,000 square feet for office and laboratory space for the Company’s future corporate headquarters. The term of the sublease is approximately 9 years and 9 months with payments expected to begin in August 2025. Pursuant to the terms of the sublease agreement, the sublandlord will provide the Company with a tenant improvement allowance of up to $33.6 million. An additional tenant improvement allowance of up to $5.0 million is also available to be repaid in equal installments through monthly rent payments, subject to 8% interest per annum and annual increases of 3% per annum. The Company also has an option and a right of first refusal for an additional 80,000 square feet in an adjacent available building, which has not been exercised. Total aggregate future lease commitments under the sublease agreement are approximately $72.6 million, inclusive of 3% annual rent increases and various agreed upon rent abatement amounts. The sublease will be measured and recognized upon commencement of the sublease. As of September 30, 2024, the sublease had not commenced because construction of improvements to bring the facility to its intended use was not substantially complete.
In connection with the sublease agreement, the Company is required to maintain a letter of credit for the benefit of the sublandlord in the amount of $2.5 million, which was delivered in April 2024 and is included in restricted cash in the Company’s condensed consolidated balance sheet.
8.    Stockholders’ Equity
Common Stock
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with Cowen and Company, LLC (the 2022 Sales Agent), which has since been terminated, as described below. Under the 2022 Sales Agreement, the Company was eligible to sell, from time to time, shares of its common stock having an aggregate offering price of up to $200.0 million through the 2022 Sales Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the 2022 Sales Agent. The Company was not obligated to sell, and the 2022 Sales Agent was not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. During the nine months ended September 30, 2024 and 2023, the Company sold 418,408 and 4,107,810 shares of its common stock, respectively, pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million and $60.5 million, respectively, after deducting offering-related transaction costs and commissions.
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
One of the investors who participated in the private placement met the criteria of a related party as such investor was a principal owner of more than 10% of the voting interest in the Company (the Principal Owner). The Principal Owner purchased 2,121,213 shares of the Company's common stock for $35.0 million. The purchase of common stock under the private placement by the Principal Owner was carried out at arm's length as substantiated by the fact that the per share purchase price equaled the price paid by other participants. No amounts were due from the Principal Owner as of September 30, 2024.
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
On August 9, 2024, the Company entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent) with substantially similar terms as the 2022 Sales Agreement. The 2022 Sales Agreement was terminated upon effectiveness of the 2024 Sales Agreement. Under the 2024 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. The

Company is not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. As of September 30, 2024, the Company had not sold any shares of its common stock under the 2024 Sales Agreement.
On August 16, 2024, the Company completed a public offering of 8,418,000 shares of its common stock at a public offering price of $41.00 per share. Net proceeds from the offering were approximately $323.7 million, after deducting underwriting discounts and offering expenses of $21.4 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon filing on May 9, 2024.
Stock Options
Stock option activity for employee and non-employee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2023	12,495	$14.91
Granted	2,903	21.81
Exercised	(2,749)	12.94
Forfeited/expired	(459)	14.53
Outstanding at September 30, 2024	12,190	$17.01
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
The following table summarizes the RSU activity for the nine months ended September 30, 2024 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	758	$18.73
Granted	1,165	18.59
Vested	(169)	19.98
Forfeited	(146)	12.95
Unvested at September 30, 2024	1,608	$19.02
The total fair value of RSU shares vested during the nine months ended September 30, 2024 was $2.8 million. No RSUs vested during the nine months ended September 30, 2023.

The following table summarizes the PSU activity for the nine months ended September 30, 2024 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	750	$6.57
Granted	—	—
Vested	(375)	6.57
Forfeited	—	—
Unvested at September 30, 2024	375	$6.57
During the nine months ended September 30, 2024, the performance conditions related to 750,000 units of outstanding PSUs were met or deemed probable resulting in (1) the immediate vesting of 375,000 units and (2) the expected vesting of 187,500 units in December 2024 and another 187,500 units in March 2025. As a result, the Company recognized $4.3 million of stock-based compensation expense during the nine months ended September 30, 2024. The total fair value of PSU shares vested during the nine months ended September 30, 2024 was $16.0 million. No PSUs vested during the nine months ended September 30, 2023.
Employee Stock Purchase Plan
The Company issued 137,913 and 81,005 shares of common stock under the Employee Stock Purchase Plan (ESPP) during the nine months ended September 30, 2024 and 2023, respectively. The Company had an outstanding liability of $0.8 million at September 30, 2024, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of September 30, 2024, 234,604 shares of common stock were available for issuance under the ESPP.
Stock-Based Compensation Expense
The assumptions used in the Black-Scholes-Merton model to determine the fair value of stock option grants were as follows:

Options
Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.5% - 4.7%	3.5% - 4.5%
Expected volatility	79% - 82%	80% - 82%
Expected term (in years)	5.3 - 6.1	5.5 - 6.1
Expected dividend yield	—%	—%
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
The allocation of stock-based compensation expense for stock option, RSU awards, PSU awards, and shares purchasable under the ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$6,680	$5,611	$18,945	$16,325
General and administrative expense	7,412	4,209	18,265	12,052
Total stock-based compensation expense	$14,092	$9,820	$37,210	$28,377
As of September 30, 2024, the unrecognized compensation cost related to outstanding time-based options and RSUs was $79.3 million and $26.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 and 3.1 years, respectively. Unrecognized compensation cost related to PSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 0.3 years. As of September 30, 2024, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.3 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9. Subsequent Events
On October 30, 2024, the Board of Directors granted an award of PSUs representing 738,000 shares of common stock to Company executives pursuant to a Long Term Incentive Plan established as part of the 2020 Incentive Award Plan. These PSUs will vest upon the Company's achievement of certain regulatory and commercial milestones.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on February 28, 2024.
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
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our advancing and expanding pipeline currently has three programs in clinical development. Delpacibart etedesiran, abbreviated as del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 3 development with the ongoing global HARBOR™ trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDETM trial. Delpacibart zotadirsen, or del-zota (formerly AOC 1044), is designed for people with Duchenne muscular dystrophy, or DMD, and is currently in Phase 1/2 development with the EXPLORE44™ trial. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Del-desiran, del-brax and del-zota have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, the FDA has granted del-desiran Breakthrough Therapy designation for the treatment of DM1 and granted del-zota Rare Pediatric Disease designation. We have reported data from each of our three AOC product candidates in 2024.
Phase 3 HARBORTM for DM1 (del-desiran)
We are developing del-desiran to treat people living with myotonic dystrophy type 1 (DM1). Del-desiran is being studied in the Phase 3 global HARBOR™ trial in adults living with DM1 and is also being studied in the ongoing MARINA-OLE™ trial with all of the participants who completed the Phase 1/2 MARINA® trial. Long-term data from the MARINA-OLE trial showed reversal of disease progression in people living with DM1 across multiple endpoints including video hand opening time (vHOT) as a measure of hand function and myotonia, muscle strength and activities of daily living when compared to END-DM1 natural history data.
In June 2024, we initiated and began administration of del-desiran in people living with DM1 in our ongoing global Phase 3 HARBOR™ trial and enrollment remains on track. In October 2024, the FDA removed the partial clinical hold placed on del-desiran in September 2022.
Phase 1/2 EXPLORE44TM for DMD44 (del-zota)
We are developing del-zota to treat people living with Duchenne muscular dystrophy amenable to exon 44 skipping (DMD44). Del-zota is designed to deliver phosphorodiamidate morpholino oligomers (PMO) to skeletal muscle and heart tissue to specifically skip exon 44 of dystrophin mRNA to enable dystrophin production. Del-zota is currently in Phase 1/2 development as part of the EXPLORE44™ trial in people with DMD44. Del-zota is the first of multiple AOCs we are developing for DMD.
In August 2024, we reported initial data from the 5 mg/kg cohort of our EXPLORE44 trial in people living with DMD44. These data demonstrated consistent delivery of PMO in skeletal muscle, an increase in the mean dystrophin production of 25% of normal and a mean increase of 37% in exon 44 skipping. In addition, del-zota showed greater than 80% reduction of creatine kinase compared to baseline in people living with DMD44.
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
Enrollment is now complete for the EXPLORE44 study. Participants in the EXPLORE44 trial have the option to enroll in the EXPLORE44 Open-Label Extension (OLE) for del-zota. In addition, we have begun enrolling an additional 10-15 participants directly into the EXPLORE44-OLE. We also announced plans to advance additional exon-skipping candidates from our DMD franchise. Exon 45 is currently in IND-enabling studies for the treatment of people living with DMD mutations amendable to exon 45 skipping (DMD45). Additional targeted exons have not been disclosed.
Phase 1/2 FORTITUDETM for FSHD (del-brax)
We are developing del-brax to treat the underlying cause of facioscapulohumeral muscular dystrophy (FSHD), which is the abnormal expression of the DUX4 gene. Del-brax aims to reduce the expression of DUX4 mRNA and DUX4 protein in muscles in people with FSHD. Del-brax is currently in Phase 1/2 development as part of the FORTITUDE™ trial in adults living with FSHD. In July, the first participants from FORTITUDETM began to roll over to the FORTITUDE Open-Label Extension (OLE) trial. All participants that complete FORTITUDETM are eligible to enroll in the FORTITUDE-OLETM trial.
In October 2024, we announced the initiation of the biomarker cohort in the Phase 1/2 FORTITUDETM trial of del-brax. The biomarker cohort in the FORTITUDE trial will assess the impact of del-brax 2 mg/kg every six weeks in people living with FSHD, ages 16-70. The primary endpoints of the study are changes in DUX4 regulated gene expression and DUX4 regulated circulating biomarker. We are pursuing a potential accelerated approval path for del-brax and expect enrollment in the biomarker cohort to be completed in the first half of 2025. We remain on track to initiate the functional cohort for del-brax in the first of half of 2025.
In June 2024, we shared initial del-brax data from our Phase 1/2 FORTITUDE™ trial from our 2mg/kg cohort which demonstrated consistent reductions of greater than 50% in double homeobox 4, or DUX4 regulated genes, trends of functional improvement, and favorable safety and tolerability in people living with FSHD. The initial assessment from the randomized, double-blind, placebo-controlled FORTITUDE™ trial of del-brax provided a four-month look at the safety and tolerability for all 39 participants across two dose levels (2 mg/kg and 4 mg/kg).
Company Advancements
We continue to advance and expand our internal discovery pipeline with the addition of new research and development candidates to treat conditions in skeletal muscle and precision cardiology. In November 2024, we plan to provide a first look at precision cardiology candidates and share a glimpse into our next-generation technology innovations.

We are well positioned as we build an integrated global biopharmaceutical company and continue to deliver on the RNA revolution. In addition to our own internal research programs, we continue to explore the full potential of our AOC platform through collaborations and partnerships, including programs in immunology, cardiology and other select indications outside of muscle.
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. We are currently building our global commercial infrastructure in North America and Europe to support our anticipated launches of products currently in clinical development. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, private placements, sales agreements, and under collaboration and research license agreements. Refer to “Liquidity and Capital Resources” for further information on the capital raised since inception and our future capital requirements.
We have incurred operating losses in each year since inception. Our net losses were $212.2 million and $174.0 million for the years ended December 31, 2023 and 2022, respectively, and $220.0 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $790.8 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of approximately $1.6 billion (as of September 30, 2024) will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		2024	2023
Revenue	$2,336	$2,818	$(482)	$7,924	$7,367	$557
Research and development expenses	77,197	47,714	29,483	207,968	138,151	69,817
General and administrative expenses	23,273	13,729	9,544	57,902	38,071	19,831
Other income	17,736	6,267	11,469	37,901	17,078	20,823
Revenue
Revenue decreased by $0.5 million for the three months ended September 30, 2024 and 2023, primarily due to the recognition of revenues under the Lilly agreement in the prior year for which there were no revenues recognized in the current year comparative period, offset by an increase in revenues recognized under the BMS Agreement in the current year for which there were no revenues recognized in the prior year comparative period. Revenue increased by $0.6 million for the nine months ended September 30, 2024 and 2023, primarily due to the recognition of revenues under the BMS agreement in the current year for which there were no revenues recognized in the prior year comparative period.
Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		2024	2023
External costs:
Del-desiran	$15,578	$7,301	$8,277	$33,719	$18,477	$15,242
Del-brax	6,900	3,840	3,060	20,831	12,957	7,874
Del-zota	8,671	5,195	3,476	19,591	12,887	6,704
Other programs	1,158	1,744	(586)	3,582	6,732	(3,150)
Unallocated	16,330	7,122	9,208	49,895	22,114	27,781
Total external costs	48,637	25,202	23,435	127,618	73,167	54,451
Internal costs:
Employee-related expenses	22,823	17,102	5,721	63,713	50,075	13,638
Facilities, lab supplies and other	5,737	5,410	327	16,637	14,909	1,728
Total internal costs	28,560	22,512	6,048	80,350	64,984	15,366
Total research and development expenses	$77,197	$47,714	$29,483	$207,968	$138,151	$69,817
Research and development expenses increased by $29.5 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, including $8.3 million in higher manufacturing costs related to monoclonal antibodies used across programs, as well as higher internal costs including $5.7 million in higher personnel costs. Similarly, research and development costs increased by $69.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023, due to increased external costs associated with the progression of clinical trials and preclinical studies, including $29.0 million in higher manufacturing cost related to monoclonal antibodies used across programs, as well as higher internal costs including $13.6 million in higher personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $9.5 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to $6.4 million in higher personnel costs and $2.0 million in higher professional fees to support our expanded operations. Similarly, general and administrative expenses increased by $19.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to $13.9 million in higher personnel costs and $2.7 million in higher professional fees to support our expanded operations.
Other Income
Other income increased by $11.5 million and $20.8 million for the three and nine months ended September 30, 2024 and 2023 respectively, due to higher interest income earned on marketable securities investments and cash and cash equivalent balances.
Liquidity and Capital Resources
Sources of Liquidity
On November 8, 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC, or the 2022 Sales Agent, which has since been terminated, as discussed below. Under the 2022 Sales Agreement, we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the 2022 Sales Agent. Sales of the shares of common stock, if any, would be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2022 Sales Agent. We were not obligated to sell, and the 2022 Sales Agent was not obligated to buy or sell, any shares of common stock under the 2022 Sales Agreement. During the nine months ended September 30, 2024 and 2023, we sold 418,408 and 4,107,810 shares of our common stock, respectively, pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million and $60.5 million, respectively, after deducting offering-related transaction costs and commissions.
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
On June 17, 2024, we completed a public offering of 12,132,500 shares of its common stock at a public offering price of $38.00 per share. Net proceeds from the offering were approximately $432.8 million, after deducting underwriting discounts and offering expenses of $28.3 million. The shares sold in the offering were registered pursuant to our shelf registration statement on Form S-3, which became automatically effective upon filing on May 9, 2024.
On August 9, 2024, we entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent) with substantially similar terms as the 2022 Sales Agreement. The 2022 Sales Agreement was terminated upon effectiveness of the 2024 Sales Agreement. Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. As of September 30, 2024, we had not sold any shares of our common stock under the 2024 Sales Agreement.
On August 16, 2024, we completed a public offering of 8,418,000 shares of our common stock at a public offering price of $41.00 per share. Net proceeds from the offering were approximately $323.7 million, after deducting underwriting discounts and offering expenses of $21.4 million. The shares sold in the offering were registered pursuant to our shelf registration statement on Form S-3, which became automatically effective upon filing on May 9, 2024.
Since our inception through September 30, 2024, other significant sources of capital raised to fund our operations were comprised of $274.1 million from our IPO, $378.9 million from follow-on public offerings, $140.6 million of net proceeds under a previous sales agreement (2021 Sales Agreement), aggregate gross proceeds of $131.6 million from the sale and issuance of convertible preferred stock and convertible notes, and $144.6 million from funding under collaboration and research services agreements, including approximately $40.0 million related to the sale of shares of common stock in November 2023 to BMS in a private placement under the BMS Purchase Agreement.
Future Capital Requirements
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.6 billion. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023
Net cash provided by (used in):
Operating activities	$(200,999)	$(135,565)	$(65,434)
Investing activities	(790,029)	(181,110)	(608,919)
Financing activities	1,178,633	61,973	1,116,660
Net increase (decrease) in cash, cash equivalents and restricted cash	$187,605	$(254,702)	$442,307
Operating Activities
Net cash used in operating activities of $201.0 million and $135.6 million for the nine months ended September 30, 2024 and 2023, respectively, consisted primarily of cash used to fund our operations related to the development of clinical trials, preclinical studies, and other programs. The increase is due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $790.0 million for the nine months ended September 30, 2024 consisted primarily of $1.1 billion for purchases of marketable securities and reinvestment of proceeds from matured marketable securities as well as $3.2 million in purchases of property and equipment, offset by $349.7 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $181.1 million for the nine months ended September 30, 2023 consisted of $407.2 million for purchases of marketable securities due to investing the proceeds from the sale of common stock of $223.8 million in December 2022 and reinvestment of proceeds from matured marketable securities, and $3.4 million in purchases of property and equipment, partially offset by $229.5 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $1.2 billion for the nine months ended September 30, 2024 consisted primarily of $1.0 billion in net proceeds from sales of our common stock, $141.4 million in net proceeds from the sale of pre-funded warrants in a private placement, and $36.2 million in proceeds from the issuance of common stock under employee incentive equity plans. Net cash provided by financing activities of $62.0 million for the nine months ended September 30, 2023 consisted primarily of net proceeds from sales of our common stock made pursuant to the 2022 Sales Agreement.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2024, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
Contractual Obligations and Commitments
In April 2024, we entered into a sublease agreement to rent office and laboratory space for our future corporate headquarters. Total aggregate future lease commitments under the sublease agreement are approximately $72.6 million. Refer to Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further details. Except for the sublease agreement, as of September 30, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2024, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting described below.
As disclosed in Item 9A, “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, we previously identified a material weakness in our internal control over financial reporting with respect to segregation of duties over certain information technology general controls (ITGCs) related to a module within our enterprise resource planning (ERP) system. These ITGCs were not operating effectively to (i) restrict access to certain data and the ability to make changes thereto, and (ii) to monitor changes to such data. While the control deficiency identified did not result in any misstatements, a reasonable possibility exists that a material misstatement to the annual or interim financial statements and disclosures would not have been prevented or detected on a timely basis. Notwithstanding the identified material weakness, our management believes the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, our officers and directors took the following actions with respect to such trading arrangements:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Sarah Boyce (President, Chief Executive Officer and Director)	Adopt	8/15/2024	X		500,000	12/31/2026
Michael MacLean (Chief Financial and Chief Business Officer)	Adopt	7/8/2024	X		327,655(1)	10/31/2025
John B. Moriarty, Jr. (Chief Legal Officer)	Adopt	9/20/2024	X		(2)	(3)
____________________
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1)Subject to increase based on a future award of our common stock covered by this 10b5-1 plan, the number of such securities is not able to be determined as of the date hereof.
(2)Under our 2020 Incentive Award Plan, recipients of RSUs and PSUs are required to sell a number of shares that satisfies applicable tax withholding obligations upon a taxable event such as a vesting date. The participant listed in this table has executed an instruction letter to our broker for the sale of such minimum number of shares, at the then-applicable market price, sufficient to cover applicable tax withholding obligations, at the statutory minimum applicable statutory rate, for such person. This instruction letter qualifies as a Rule 10b5-1 trading arrangement but may exist concurrent with another 10b5-1 trading arrangement for the same individual, as permitted by Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act.
(3)This instruction letter shall remain in effect for so long as the individual owns RSUs or PSUs.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	12/13/2023	3.1
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Form of Pre-Funded Warrant	8-K	2/29/2024	4.1
10.1	Sales Agreement, dated August 9, 2024, by and between Avidity Biosciences, Inc. and TD Securities (USA) LLC	10-Q	8/9/2024	10.2
10.2	Amended and Restated Employment Agreement, dated August 26, 2024, by and between Avidity Biosciences, Inc. and Sarah Boyce.				X
10.3	Amended and Restated Employment Agreement, dated August 26, 2024, by and between Avidity Biosciences, Inc. and Michael MacLean.				X
10.4	Amended and Restated Employment Agreement, dated August 26, 2024, by and between Avidity Biosciences, Inc. and W. Michael Flanagan.				X
10.5	Amended and Restated Employment Agreement, dated August 26, 2024, by and between Avidity Biosciences, Inc. and Teresa McCarthy.				X
10.6	Amended and Restated Employment Agreement, dated August 26, 2024, by and between Avidity Biosciences, Inc. and John B. Moriarty, Jr.				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

Avidity Biosciences, Inc.

Date: November 7, 2024	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial and Chief Business Officer (Principal Financial and Accounting Officer)