Form 10-K
period 2024-12-31
Avidity Biosciences, Inc.
filed 2025-02-27
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.4 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $40.85 per share.
As of February 14, 2025, the registrant had 120,212,301 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AVIDITY BIOSCIENCES, INC.

FORM 10-K
For the Year Ended December 31, 2024

PART I
Forward-Looking Statements and Market Data
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including, without limitation, statements regarding our future results of operations and financial position; business strategies and plans; research and development plans; the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates; the anticipated timing of release of data from our ongoing clinical trials; the potential benefits of certain regulatory designations; the timing and likelihood of regulatory filings and approvals for our product candidates; the potential safety and therapeutic benefits of our product candidates, whether based on data from our ongoing clinical trials or preclinical studies, or otherwise; the characterization of data produced from our ongoing clinical programs; our ability to commercialize our product candidates, if approved; the pricing and reimbursement of our product candidates, if approved; the timing and likelihood of success; plans and objectives of management for future operations; future results of anticipated product development efforts; and the anticipated impacts of any pandemics or epidemics, inflationary pressures, and any military conflict or other hostilities on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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

ITEM 1. Business
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs™. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our pipeline currently has three programs in potentially registrational clinical trials. Delpacibart etedesiran, abbreviated as del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 3 development with the global HARBOR™ trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. Delpacibart zotadirsen, or del-zota (formerly AOC 1044), is designed for people with Duchenne muscular dystrophy, or DMD, and is currently in development with the Phase 2 EXPLORE44 Open-Label Extension (OLE) study. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Del-desiran, del-brax and del-zota have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track designation by the FDA. In addition, the FDA has granted del-desiran Breakthrough Therapy designation for the treatment of DM1 and granted del-zota Rare Pediatric Disease designation.
In February 2025, we announced we will be reporting top-line del-zota data from our completed Phase 1/2 EXPLORE44 trial for people living with DMD44 at the Muscular Dystrophy Association (MDA) Clinical and Scientific Conference in March 2025. We also announced we have now completed enrollment in the EXPLORE44-OLE™ study for people living with DMD44. The data from the Phase 1/2 EXPLORE44® and EXPLORE44-OLE studies will support the company’s first BLA submission anticipated at year end 2025.
Additionally, we shared our full year 2024 highlights across our three clinical development programs for del-zota, del-desiran and del-brax, and other pipeline advancements. These include:
Del-zota for DMD44
•In February 2024, Avidity announced the FDA granted Rare Pediatric Disease designation for del-zota for the treatment of DMD44.
•In August 2024, Avidity reported positive initial del-zota data from the 5 mg/kg cohort of the Phase 1/2 EXPLORE44 trial in people living with DMD44 which demonstrated remarkable delivery to skeletal muscle, exceptional, unadjusted increase of 25% in near full-length dystrophin production with a profound reduction in creatine kinase levels to near normal, and robust exon 44 skipping. Del-zota demonstrated favorable safety and tolerability with most treatment emergent adverse events being mild or moderate.
•In addition to the participants rolling over from the Phase 1/2 EXPLORE44 trial, Avidity announced it was enrolling additional participants in the EXPLORE44 Open-label Extension (OLE) study to support a potential BLA submission at year end 2025. Enrollment in the EXPLORE44-OLE study is now complete.
Del-desiran for DM1
•In March 2024, Avidity announced it achieved global regulatory alignment with FDA, EMA and other global regulatory authorities on the design of the del-desiran Phase 3 HARBOR study.
•In March 2024, Avidity reported positive del-desiran long-term 4 mg/kg data from the MARINA-OLE™ study which showed reversal of disease progression in people living with DM1 across multiple endpoints, including vHOT, muscle strength and activities of daily living when compared to END-DM1 natural history data.
•In May 2024, Avidity announced the FDA granted Breakthrough Therapy designation for del-desiran for the treatment of DM1.
•Enrollment for the global Phase 3 HARBOR trial is ongoing and on track for completion in mid-2025.

Del-brax for FSHD
•In June 2024, Avidity reported positive initial del-brax 2 mg/kg data at four months from the Phase 1/2 FORTITUDE trial which demonstrated remarkable and consistent reductions of greater than 50% in DUX4 regulated genes, mean reductions of 25% or greater in novel circulating biomarker and creatine kinase, trends of functional improvement, and favorable safety and tolerability in people living with FSHD.
•In October 2024, Avidity announced the initiation of the biomarker cohort in the Phase 1/2 FORTITUDE trial of del-brax. 2 mg/kg of del-brax will be administered every six weeks, designed to ensure continuous suppression of DUX4.
Pipeline Advancements
•In November 2024, Avidity announced the expansion of its pipeline into precision cardiology, including two wholly-owned candidates: one for PRKAG2 syndrome and one for PLN cardiomyopathy. In addition, Avidity shared details of its next-generation technology innovations with up to 30-fold improvements in delivery observed in preclinical studies.
•In August 2024, Avidity announced it plans to advance additional DMD product candidates following robust del-zota data; a product candidate for exon 45 skipping is currently in IND-enabling studies.
In addition, we announced our upcoming clinical and regulatory outlook for 2025 as we accelerate expansion of our capabilities to support potential launches of product candidates currently in clinical development and to potentially operate as a commercial organization. Avidity’s anticipated 2025 clinical and regulatory highlights include:
•Del-zota for the treatment of DMD44:
•Presentation of topline data from the EXPLORE44 trial in the first quarter of 2025.
•Presentation of topline data from the ongoing EXPLORE44-OLE™ trial in the fourth quarter of 2025.
•Potential BLA submission year at end 2025.
▪The FDA confirmed the accelerated approval path is available for del-zota and that the clinical data package from the EXPLORE44 program could support a BLA filing.
•Del-desiran for the treatment of DM1:
•Completion of enrollment of the ongoing Phase 3 HARBOR trial in mid-2025.
•Update from the ongoing MARINA-OLE trial including long-term 4mg/kg and safety data in the fourth quarter of 2025.
•Publication of data analyses from the completed Phase 1/2 MARINA® trial in 2025.
•Planned marketing application submissions in 2026, including in the U.S. and European Union.
•Del-brax for the treatment of FSHD:
•Potential regulatory alignment on a global Phase 3 trial design in the second quarter of 2025.
•Potential alignment on an accelerated approval path for the ongoing FORTITUDE biomarker cohort in the second quarter of 2025.
•Completion of enrollment of the FORTITUDE biomarker cohort in the second quarter of 2025.
•Presentation of topline data from the FORTITUDE trial in the second quarter of 2025.
•Initiation of a global, potentially registrational trial in FSHD in the second quarter of 2025.
Our Strategy
Our mission is to profoundly improve people’s lives by revolutionizing the delivery of RNA therapeutics. We are executing on our mission by focusing on our three strategic pillars: a disruptive and broad AOC platform, an advancing and expanding pipeline, and building an agile and diverse company. With this strategy, our goal is to discover, develop and commercialize novel AOC therapeutics that overcome current barriers to the delivery of oligonucleotides and unlock their potential to treat a wide range of serious diseases currently lacking adequate treatment options. The key elements of our strategy to achieve this goal are to:
•Harness the power of our AOC platform to develop a new class of drugs;
•Continue advancing our three clinical stage product candidates in rare neuromuscular indications;
•Expand our pipeline in our current focus areas of neuromuscular and precision cardiology indications as well as into additional tissue types; and
•Build an agile and diverse company.
As we continue to expand the company, we remain focused on employing a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We continue to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. Through collaborations and our internal research, we plan to continue to invest our resources in our AOC platform to explore the full potential of our AOCs in additional previously inaccessible tissue and cell types.
Our AOC Product Platform
Overview
We are committed to delivering a new class of RNA therapeutics called AOCs designed to overcome the current limitations of oligonucleotide therapies in order to treat a wide range of serious diseases. We utilize our proprietary AOC platform to design, engineer and develop therapeutics that combine specificity of mAbs with the precision of oligonucleotide therapies to target the root cause of diseases previously untreatable with such therapeutics. All of our oligonucleotides target disease-related RNA. RNA is a polymeric molecule essential in the coding, decoding, regulation and expression of genes. We have accumulated deep experience regarding oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques. We collectively refer to the know-how and proprietary technology borne out of this experience, and their systematic application in the design and development of our product candidates, as our AOC platform.
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
Our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation, and drug delivery techniques provides the foundation for our efforts to address the current limitations of oligonucleotide therapies. Our disruptive and broad AOC platform also affords us the option to deploy various types of oligonucleotides, including small interfering RNAs, or siRNAs, and phosphorodiamidate morpholino oligomers, or PMOs, whose specific mechanisms of action modify RNA function in different ways. We have programs utilizing both siRNAs and PMOs in clinical development. This flexibility allows us to use oligonucleotides that are tailored to modulate a given disease process. Mechanisms of these oligonucleotides can range from reducing the expression of a disease-related RNA with siRNAs, to correction of aberrant processing of RNAs with splice modifying oligonucleotides. AOCs are designed to do the following:
•Combine the proven technologies of approved mAbs and oligonucleotides;
•Deliver to tissues previously untreatable with RNA therapeutics, starting with muscle and broadening to other tissues and cell types; and

•Scale with experienced manufacturers who are able to utilize well-established and scalable methods for manufacturing mAbs and oligonucleotides. We also have the ability to use a single mAb across multiple programs, providing significant leverage around development costs and timelines associated with each incremental program.
Advantages of our AOC Platform
We believe that the product candidates derived from our AOC platform will have the potential to offer the following distinct advantages:
•Expand scope of diseases addressable with oligonucleotides: (i) utilize identified cell surface protein-antibody pairs to design oligonucleotides to precisely target the underlying cause of diseases previously untreatable with RNA therapeutics; (ii) flexibility to deploy an appropriate oligonucleotide type for different diseases; and (iii) optimize all structural components of our AOCs for effective delivery—the oligonucleotide, the mAb and the antibody conjugate design;
•Potential to mitigate toxicity by limiting drug exposure: (i) selection of the most potent oligonucleotide type; (ii) targeted delivery to tissues and cells; and (iii) infrequent administration;
•Infrequent dosing: (i) ability to deliver oligonucleotides to tissues and cells at concentrations that produce pronounced and prolonged pharmacodynamic effects as observed in our preclinical models; and (ii) ability to select appropriate oligonucleotide mechanisms to maximize durability; and
•Readily reproducible and scalable: (i) AOCs synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides; and (ii) ability to use a single mAb across multiple programs provides significant leverage around development costs and timelines associated with each incremental muscle program. For example, we use the same mAb targeting TfR1 across our current muscle franchise.
Data from our three clinical stage programs has demonstrated as of their latest respective data cutoff dates that AOC-derived product candidates can consistently and reproducibly deliver oligonucleotides to muscle and engage the relevant RNA target.
Our Development Programs
We are advancing and expanding our innovative AOC pipeline to develop potential treatment options for patients and their families across a wide range of therapeutic areas. Our first AOC programs are from our rare neuromuscular disease franchise where we have leveraged our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation and drug delivery techniques. We now have programs in our early-stage development pipeline through internal efforts and external collaborations that explore utilizing AOCs in additional indications including cardiology and immunology. We have now expanded beyond rare neuromuscular disorders and into precision cardiology, advancing two wholly-owned precision cardiology development candidates targeting rare genetic cardiomyopathies for PRKAG2 syndrome and PLN cardiomyopathy.
The research and development chart below represents a summary of our wholly-owned development programs.

We selected muscle as the first tissue type in which to explore the potential of our AOCs. In our early screening efforts, we observed a 95% reduction of target gene expression in mouse skeletal muscle with the AOC we tested, which in part led us to focus on developing a deep pipeline of AOCs that are designed to address multiple rare neuromuscular diseases including DM1, FSHD and DMD. We currently use the same proprietary mAb targeting TfR1 across our neuromuscular and precision cardiology programs, which we believe gives us significant leverage of development costs and timelines associated with each incremental neuromuscular program.
Our Clinical Programs
Del-desiran for the Treatment of DM1
Del-desiran is designed to address the root cause of DM1 by reducing levels of a disease-related mRNA called DMPK. Del-desiran consists of a proprietary mAb that binds to the transferrin receptor 1 (TfR1) conjugated with an siRNA targeting DMPK mRNA. Del-desiran is currently being studied in the global Phase 3 HARBOR trial and in the ongoing MARINA-OLE trial in people with DM1. Long-term data from the MARINA-OLE trial showed reversal of disease progression in people living with DM1 across multiple endpoints including video hand opening time (vHOT) as a measure of hand function and myotonia, muscle strength and activities of daily living when compared to END-DM1 natural history data. Del-desiran has received Breakthrough Therapy, Orphan Drug and Fast Track designations by the FDA and Orphan designation by the European Commission.
DM1 Disease Overview
DM1 is an underrecognized, progressive and often fatal neuromuscular disease with multiple organ involvement. DM1 is a monogenic, autosomal dominant disease caused by a triplet-repeat in the DMPK gene, resulting in a toxic gain of function mRNA. DM1 primarily affects skeletal, smooth and cardiac muscle and can be highly variable with respect to severity, presentation and age of onset. Patients can suffer from a constellation of manifestations including myotonia and muscle weakness, respiratory problems, fatigue, hypersomnia, cardiac abnormalities, gastrointestinal complications, and cognitive and behavioral impairment. DM1 is estimated to affect an estimated 80,000 in the United States and Europe. All forms, except the late-onset form, of DM1 are associated with high levels of disease burden and may cause premature mortality.
Current Treatment Landscape and Limitations
There are currently no approved therapies to treat DM1, and medical care is focused largely on symptom management. A previous attempt at treating DM1 with an unconjugated antisense oligonucleotide was discontinued due to challenges associated with delivery. Therefore, there remains a high unmet medical need for new disease modifying therapies.

Our Solution
Del-desiran consists of a proprietary mAb that binds to TfR1 conjugated with an siRNA, siDMPK.19, targeted to DMPK RNA, and is designed to be administered to the patient as an intravenous infusion. We believe that the following specific characteristics of del-desiran position it to have advantages over historical and current efforts to develop an effective therapy for people with DM1:
•Addresses the underlying cause of the disease—DM1 is caused by an increase in the number of CUG triplet repeats occurring in the DMPK gene product. Del-desiran is designed to reduce the expression levels of DMPK RNA, thereby reducing the CUG burden in the nucleus and thereby releasing muscle blind-like protein to allow for normal mRNA processing;
•Efficient delivery of drug substance to diseased cells—In an effort to solve for challenges identified in prior unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells, the TfR1 antibody component of del-desiran facilitates efficient delivery of del-desiran to skeletal and cardiac muscle cells. Once inside the muscle cells, the siRNA component of del-desiran, siDMPK.19, acts to reduce levels of DMPK mRNA in both the nucleus and the cytoplasm;
•Reproducible and scalable therapeutic—As with all our AOCs, del-desiran is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.
Phase 3 HARBOR Study
In June 2024, we announced the initiation of our global Phase 3 HARBOR trial and began administration of del-desiran. We anticipate completion of enrollment of the ongoing Phase 3 HARBOR trial in mid-2025. The HARBOR trial is a randomized, placebo-controlled, double-blind pivotal study designed to evaluate del-desiran in approximately 150 people (age 16 and older) living with DM1. The trial will be conducted at approximately 40 sites globally. Patients will be administered either del-desiran or placebo (1:1) every eight weeks. The trial is designed to assess del-desiran’s impact on multiple key aspects of DM1 including myotonia, muscle strength and activities of daily living. All study participants, regardless of whether they receive active treatment or placebo, will have the option to enroll into an open-label extension trial.
Phase 1/2 MARINA Clinical Trial and MARINA-OLE Study
The MARINA trial was a randomized, double-blind, placebo-controlled, Phase 1/2 clinical trial that enrolled 38 adults with DM1. The primary objective of this study was to evaluate the safety and tolerability of single and multiple ascending doses of del-desiran administered intravenously. The MARINA trial assessed the activity of del-desiran across key biomarkers, including spliceopathy, an important biomarker for DM1, and knockdown of DMPK mRNA. Though the Phase 1/2 trial was not powered to assess functional benefit, it explored the clinical activity of del-desiran in multiple measures of muscle function including myotonia, muscle strength, measures of mobility as well as patient reported outcomes and quality of life measures. Patients had the option to enroll in MARINA-OLE, an open label extension study, at the end of the treatment period. MARINA-OLE is an open-label, multi-center trial designed to evaluate the long-term safety and tolerability of del-desiran in participants with DM1 who were previously enrolled in the MARINA Phase 1/2 trial. This trial continues to evaluate the safety, tolerability, PK, PD, and efficacy of del-desiran in participants enrolled in the randomized, placebo-controlled, Phase 1/2 MARINA clinical trial. All participants who completed the MARINA study rolled-over into the MARINA-OLE study and continue to receive del-desiran regardless of whether they received treatment or placebo in the MARINA study.

The sites participating in the MARINA-OLE study are all part of the Myotonic Dystrophy Clinical Research Network, or DMCRN. The DMCRN is running a natural history study called Establishing Biomarkers and Clinical Endpoints in Myotonic Dystrophy Type 1, or END-DM1. We have entered into an agreement supporting END-DM1, a non-interventional study designed to advance the understanding of disease progression in approximately 700 people with DM1. This agreement allows us to assess the data from END-DM1, which we believe continues to support the clinical development of del-desiran.
Long-Term Del-desiran Data Reported in March 2024 from the Phase 2 MARINA-OLE Trial
Del-desiran data reported in March 2024 showed reversal of disease progression in people living with DM1 across multiple endpoints including video hand opening time, or vHOT, muscle strength and activities of daily living when compared to END-DM1 natural history data. This del-desiran 4 mg/kg data from the MARINE-OLE study showed consistent and durable improvements in the following:
•Myotonia (vHOT)
•Multiple measures of strength:
•Hand grip
•Quantitative Muscle Testing (QMT) total score which includes hand grip; elbow extension and elbow flexion; knee extension and knee flexion, and ankle dorsiflexion
•DM1-Activ, a patient reported outcome (PRO) that measures activities of daily living (e.g., taking a shower, visiting family or friends, and walking up stairs)
With over 265 infusions totaling 61.1 patient-years of exposure, del-desiran continued to demonstrate favorable safety and tolerability. Additionally:
•All related adverse events (AE) were mild or moderate;
•The most common related AEs reported in 2 or more participants in the MARINA-OLE were nausea and headache;
•There were no study drug related SAEs; and
•There have been no discontinuations in the MARINA-OLE study.
In January 2025, we announced that we will be presenting an update from the ongoing MARINE-OLE trial including long-term 4mg/kg and safety data in the fourth quarter of 2025. We anticipate providing publication of data analyses from the completed Phase 1/2 MARINA trial in 2025. We anticipate submitting marketing applications in 2026, including in the U.S. and European Union.

In October 2024, the FDA removed the partial clinical hold placed on del-desiran in September 2022, in response to a serious adverse event, or SAE, reported in a single participant in the 4mg/kg cohort of the MARINA study.
Del-brax for the Treatment of FSHD
We are developing del-brax to treat the underlying cause of FSHD, one of the most common forms of muscular dystrophy. FSHD is a genetic muscle disorder in which the muscles of the face, shoulder blades, and upper arms are among the most affected. Symptoms usually begin before age 20, with weakness and atrophy of the muscles around the eyes and mouth, shoulders, abdominal muscles, upper arms, and lower legs, usually with asymmetric involvement. FSHD is caused by the aberrant expression, and subsequent translation, of a gene called double homeobox 4, or DUX4, which leads to cell death, immune response and oxidative stress.
Our therapeutic strategy in FSHD employs an AOC based on our proprietary mAb that targets TfR1 to deliver an siRNA targeted to DUX4 mRNA. By directly targeting DUX4 RNA in the muscle, leading to destruction of the DUX4 transcripts, we can reduce the downstream effects including cell death and oxidative stress. There are no currently approved treatments for people living with FSHD and a significant unmet need remains. The FDA and European Commission have granted Orphan Designation for del-brax. The FDA also granted Fast Track designation to del-brax for the treatment of FSHD.
Disease Overview
FSHD is characterized by progressive and often asymmetric skeletal muscle loss that initially causes weakness in muscles in the face, shoulders, arms and trunk and progresses to weakness in muscles in lower body. FSHD is an autosomal dominant disease caused by the aberrant expression of the DUX4 gene in the skeletal muscle, which activates genes that are toxic to muscle cells and leads to a series of downstream events that result in skeletal muscle wasting and compromised muscle function. Skeletal muscle weakness results in physical limitations throughout the whole body, including an inability to lift arms for more than a few seconds, loss of ability to show facial expressions and serious speech impediments. These symptoms cause many people affected by FSHD to become dependent on the use of a wheelchair for mobility. FSHD affects both sexes equally, with onset typically in teenage and young adult years. The FSHD Society estimated FSHD affects approximately one in 20,000 people in the United States. A recent study conducted in the Netherlands reported a more frequent prevalence of one in 8,333 people. We estimate that the FSHD patient population is between 45,000–87,000 in the United States and Europe. As is typical in diseases with no approved therapies, we believe that these patient population estimates are conservative.
Current Treatment Landscape and Limitations
Currently there is no treatment for FSHD, and there are no therapies to treat the underlying cause of FSHD. Current approaches are focused on support for activities of daily living and mobility, improved functioning and lowering the risk of complications. They include physical therapy, exercise, pain management and orthopedic interventions.
Our Solution
Del-brax consists of our proprietary mAb that is designed to bind to TfR1 conjugated with an siRNA targeted to DUX4 mRNA to be administered as an intravenous infusion. We believe that data shown with del-brax to date supports our belief that infrequent administration of del-brax can target the root cause of FSHD in relevant muscle tissues.
We believe that the following specific characteristics of del-brax position it to have advantages over historical and current efforts to develop an effective therapy for people with FSHD:
▪Addresses the underlying cause of the disease—del-brax is designed to reduce the expression of the DUX4 mRNA, thereby reducing the expression of the DUX4 protein resulting in reduced expression of the downstream genes that are believed to cause FSHD. We believe these downstream genes can be used as biomarkers to assess the disease state and therapeutic activity.
▪Efficient delivery of drug substance to diseased cells— The TfR1 antibody component of the AOC is designed to facilitate efficient delivery to skeletal and cardiac muscle cells, an advantage over other companies' previous unsuccessful efforts to deliver an unconjugated oligonucleotide into muscle cells.

Once inside the muscle cells, the siRNA component of del-brax, siDUX4, acts to reduce levels of DUX4 mRNA.
▪Reproducible and scalable therapeutic—As with all our AOCs, del-brax is readily synthesized using well-established and scalable methods for manufacturing mAbs and oligonucleotides.
Phase 1/2 FORTITUDE Clinical Trial
Del-brax is currently being studied in the Phase 1/2 FORTITUDE trial in adult and adolescent participants with FSHD. The FORTITUDE trial is a randomized, placebo-controlled, double-blind clinical trial designed to evaluate single and multiple doses of del-brax in approximately 100 participants with FSHD. The study is ongoing with dose escalation cohorts A and B fully enrolled and the biomarker cohort currently enrolling participants. The FORTITUDE study will evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of del-brax administered intravenously. Activity of del-brax will be assessed using key biomarkers, including DUX4-regulated muscle and circulating biomarkers and magnetic resonance imaging (MRI) measures of muscle volume and composition. Though the Phase 1/2 trial is not statistically powered to assess functional benefit, it will explore the clinical activity of del-brax including measures of mobility and muscle strength as well as patient reported outcomes and quality of life measures. Participants will have the option to enroll in FORTITUDE-OLE™, an open-label extension study, once their participation in the FORTITUDE study is complete. As of January 2025, all 39 patients enrolled in FORTITUDE cohorts A and B to date remain enrolled in FORTITUDE or FORTITUDE-OLE.
In October 2024, we announced the initiation of the biomarker cohort in the FORTITUDE trial. The biomarker cohort will assess the impact of del-brax 2 mg/kg every six weeks in people living with FSHD, ages 16-70. The primary endpoints of the study are changes in DUX4 regulated gene expression and DUX4 regulated circulating biomarker. Enrollment is expected to be completed in the second quarter of 2025. In addition, enrollment of the FORTITUDE-OLE is ongoing.
The majority of sites participating in the FORTITUDE trial are part of the FSHD clinical trial research network, or FSHD CTRN. We are partnering with the FSHD CTRN on the ongoing natural history study called Motor Outcomes to Validate Evaluations in FSHD or MOVE FSHD. We are sponsoring the MOVE Plus, or MOVE+, sub-study which is enrolling approximately 100 participants in the US. The goal of MOVE+ is to enhance the community's understanding of how to utilize whole-body MRI and other tools to identify specific biomarkers for FSHD that can accelerate and support future clinical trial design.

In June 2024, we reported positive initial 2 mg/kg del-brax data from the Phase 1/2 FORTITUDE trial which demonstrated remarkable and consistent reductions of greater than 50% in DUX4 regulated genes, trends of functional improvement, and favorable safety and tolerability in people living with FSHD.
Additionally, this data demonstrated:
▪Greater than 50% mean reductions in DUX4 regulated genes across multiple panels for DUX4 regulated gene expression in muscle.
▪All participants treated with del-brax showed reductions greater than 20% in DUX4 regulated genes.
▪Mean reductions of 25% or greater in novel circulating biomarker and creatine kinase.
▪Trends of functional improvements including increased strength in upper and lower limb muscles, and muscle function as measured by reachable workspace (RWS) compared to placebo and the ReSolve natural history study.
▪Trends of improvement in patient and clinician reported outcomes.
▪Favorable safety and tolerability with all adverse events (AEs) mild or moderate, no serious adverse events and no discontinuations.
In January 2025 we announced that we anticipate reaching regulatory alignment on a global Phase 3 trial design and alignment on a potential accelerated approval path for the ongoing FORTITUDE biomarker cohort in the second quarter of 2025. In addition, we announced that the presentation of topline data from the FORTITUDE trial and initiation of a global, potentially registrational trial in FSHD are also anticipated in the second quarter of 2025.
Del-zota for the Treatment of DMD44
Del-zota is currently being studied for the treatment of people living with DMD44 and is the first of multiple AOCs we are developing for DMD. Del-zota is designed to deliver PMO to skeletal muscle and heart tissue to specifically skip exon 44 of dystrophin mRNA to enable production of near full-length dystrophin. Del-zota is currently in Phase 2 development as part of the EXPLORE44-OLE study in people living with DMD44. The FDA and European Commission granted Orphan designation for del-zota. The FDA has granted del-zota Rare Pediatric Disease designation and Fast Track designation.
Disease Overview
The dystrophin protein maintains the integrity of muscle fibers and acts as a shock absorber through its role as the foundation of a group of proteins that connects the inner and outer elements of muscle cells. DMD causes a lack of functional dystrophin that leads to stress and tears of muscle cell membranes, resulting in muscle cell death and the progressive loss of muscle function. People living with DMD suffer from progressive muscle weakness that typically starts at a very young age. Over time, people with DMD will develop problems walking and breathing, and eventually, the heart and respiratory muscles will stop working. Creatine kinase, or CK, levels are often used as a serum measure of acute muscle damage and tracked in DMD patients over time to assess the potential benefit of treatments in development. Those living with the condition often require special aid and assistance throughout their lives and have significantly shortened life expectancy. While there are treatments approved to treat people with DMD, there remains a very high unmet need. DMD is a monogenic, X-linked, recessive disease that primarily affects males, with one in 3,500 to 5,000 boys born worldwide having DMD.
Our Duchenne Muscular Dystrophy (DMD) Programs
We are developing AOCs to treat the underlying cause of DMD and restore dystrophin levels. The oligonucleotides in our AOCs are designed to promote the skipping of specific exons to allow the production of near full-length dystrophin protein. Our most advanced DMD program, del-zota, is designed to treat people with mutations amenable to Exon 44 skipping (DMD44). Del-zota is in clinical development in the Phase 2 EXPLORE44-OLE study. Additionally, our ongoing preclinical development programs target additional mutations that are amenable to exon-skipping, including Exon 45.
Current Treatment Landscape and Limitations
Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. There is currently one approved gene therapy for certain DMD patients. Additionally, there are currently three approved unconjugated PMO-based oligonucleotide therapies, each addressing a specific mutation. These drugs require weekly intravenous infusions and have demonstrated mean increases in dystrophin of 1 to 6% in clinical trials. The FDA-approved labels for these drugs state that a clinical benefit has not yet been established and continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. Additional approaches currently in clinical development include peptide-conjugated PMOs, or PPMOs, and other gene therapies. While there are therapies approved and multiple programs in clinical development for other exons, there are no exon-skipping therapies approved targeting Exon 44.
Our Solution
Our development efforts in DMD are focused on AOCs based on PMOs that can induce exon skipping for Exon 44 and additional exons, including Exon 45, conjugated to our proprietary mAb targeting TfR1. Del-zota is our lead program in development for DMD and targets Exon 44. Exon skipping produces a near full-length dystrophin protein which is believed to have better functional benefit than the significantly shorter version of dystrophin delivered via gene therapy. We believe that our AOCs have the potential to increase the production of dystrophin in people with DMD for two reasons. First, based on recent advances in the understanding of the splicing process and placement of skipping agents on pre-mRNA described in published literature, we have screened for and identified PMOs with optimized skipping activity. Second, the mAb targeting TfR1 allows for more efficient delivery to muscle cells, therefore allowing for better uptake of the PMO. In preclinical studies, we also observed that our TfR1-based AOCs induced exon skipping in cardiac muscle, which we believe may address some of the cardiomyopathies in people with DMD, a key complication of the disease. Based on their mechanism of action, we believe that our AOCs could have utility in several additional DMD mutations.
Phase 1/2 EXPLORE44 Clinical Trial and EXPLORE44-OLE Study
In August 2024, we reported initial data from the 5 mg/kg cohort of our EXPLORE44 trial in people living with DMD44. These data demonstrated consistent delivery of PMO in skeletal muscle, an increase in the mean dystrophin production of 25% of normal and a mean increase of 37% in exon 44 skipping. In addition, del-zota showed greater than 80% reduction of creatine kinase compared to baseline in people living with DMD44. Additional data presented in early 2025 from the EXPLORE44 and EXPLORE44-OLE™ studies demonstrated significant and sustained reductions in CK in the 5 mg/kg cohort. Placebo-treated patients who continued into the EXPLORE44-OLE study showed a rapid decrease in CK after beginning treatment with del-zota.
The initial assessment from the randomized, double-blind, placebo-controlled EXPLORE44 trial assessed the safety and tolerability for 26 participants across two dose levels (5 mg/kg and 10 mg/kg). Del-zota demonstrated favorable safety and tolerability, with most treatment emergent AEs mild or moderate in participants with DMD44. Two participants discontinued from the study due to treatment emergent adverse events: one due to a serious adverse event of anaphylaxis which fully resolved, and one due to moderate infusion related reaction. For the 5 mg/kg cohort, participants received three doses of 5 mg/kg of del-zota, or placebo, every six weeks.
Enrollment is now complete for the EXPLORE44 study. Participants in the EXPLORE44 trial had the option to enroll in the EXPLORE44-OLE for del-zota. In addition, we announced we were enrolling additional participants in the EXPLORE44-OLE study to support a BLA submission anticipated at year-end 2025.

Enrollment in the EXPLORE44-OLE study is now complete. We also announced plans to advance additional exon-skipping candidates from our DMD franchise. Exon 45 is currently in IND-enabling studies for the treatment of people living with DMD mutations amendable to exon 45 skipping (DMD45).
In January 2025, we announced that the FDA confirmed an accelerated approval path is available for del-zota and the clinical data package from the EXPLORE44 program could support a BLA filing. Avidity is now planning a potential BLA submission anticipated at year-end 2025. We also announced that we will be presenting topline data from the EXPLORE44 trial in the first quarter of 2025, and topline data from the ongoing EXPLORE44-OLE study in the fourth quarter of 2025.
Our Discovery Programs
Opportunities in Additional Neuromuscular Diseases, Cardiology and Immunology
We are committed to the advancement and expansion of our pipeline with multiple research and development candidates to treat conditions in skeletal muscle, cardiology and immunology as part of our internal discovery efforts and our collaborations with Eli Lilly and Company, or Lilly, and Bristol-Myers Squibb Company, or BMS. In November 2024, we announced we had expanded beyond rare neuromuscular disorders and opened up a new therapeutic field, precision cardiology, to address the root cause of genetic diseases of the heart. We are advancing our first two wholly-owned precision cardiology development candidates targeting rare genetic cardiomyopathies: AOC 1086 targeting PLN (phospholamban) cardiomyopathy and AOC 1072 targeting PRKAG2 (Protein Kinase AMP-activated non-catalytic subunit Gamma 2) syndrome. All of the preclinical programs have been engineered using our AOC platform technology.
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
Manufacturing
We do not own or operate manufacturing facilities. We currently rely on third-party manufacturers and suppliers for the antibodies, oligonucleotides and linkers used to make our AOCs, and we expect to continue to do so to meet our preclinical, clinical and commercial activities. Our third-party manufacturers are required to manufacture our product candidates under current Good Manufacturing Practice, or cGMP, requirements and other applicable laws and regulations. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates to supply our clinical trials and anticipated commercial requirements.
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
There are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma, Ltd. for the congenital phenotype of DM1; DYNE-101, an antibody fragment, or Fab, linked antisense- oligonucleotide (ASO) that is being evaluated in a Phase 1/2 clinical trial by Dyne Therapeutics, Inc.; PGN-EDODM1, a peptide conjugated ASO by PepGen Inc. being evaluated in a Phase 2 trial expected to initiate by in 2025; VX-670, an EEV-conjugated PMO developed by Vertex Pharmaceuticals, Inc. in collaboration with Entrada Therapeutics, Inc. being evaluated outside the US in a Phase 1/2 clinical trial; and gene editing and RNA targeting small molecule treatments in preclinical development by various companies. There is a growing number of companies in preclinical development pursuing different paths to treat DM1 and we expect that the space will continue to evolve as additional investigational therapies advance.
There are currently no approved therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: RO7204239, a monoclonal antibody against latent myostatin, which is currently being evaluated in a Phase 2 clinical trial by F. Hoffmann-La Roche AG; ARO-DUX4, an investigational RNAi therapeutic by Arrowhead Pharmaceuticals which was out-licensed in November 2024 to Sarepta Therapeutics, Inc., is currently being evaluated outside the U.S. in a Phase 1/2a trial. There is a growing number of companies in preclinical development pursuing different paths to treat FSHD, including, Dyne Therapeutics, Inc., miRecule, Inc./Sanofi S.A., Kate Therapeutics Inc./Novartis, Armatus Bio, Inc./Solid Biosciences Inc., and Celularity Inc. We expect that the space will continue to evolve as additional investigational therapies advance.
Currently, people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. Agamree is another approved corticosteroid marketed by Catalyst Pharmaceuticals, Inc. Duvyzat is an HDAC inhibitor from Italfarmaco S.p.A. Additionally, there are three FDA approved exon skipping drugs utilizing unconjugated PMOs marketed by Sarepta Therapeutics, Inc.: EXONDYS 51 (Eteplirsen) for people with DMD amenable to skipping Exon 51; VYONDYS 53 (golodirsen) for people with DMD amenable to Exon 53 skipping; and AMONDYS 45 (casimersen) for people with DMD amenable to skipping Exon 45. There is an FDA approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: VILTEPSO (viltolarsen), an unconjugated PMO approved for people with DMD amenable to Exon 53 skipping. We are developing treatments for DMD that target dystrophin mechanisms. Other companies pursuing a similar mechanism include Dyne Therapeutics with DYNE-251, a PMO conjugated to a Fab currently being evaluated in a Phase 1/2 clinical trial for patients amendable to Exon 51 skipping; Wave Life Sciences, Ltd. with WVE-N531, an unconjugated PN-modified exon-skipping oligonucleotide currently being evaluated in a Phase 1/2 clinical trial for patients amenable to Exon 53 skipping; PepGen with PGN-EDO51, a peptide-conjugated oligonucleotide for patients amenable to Exon 51 skipping being evaluated in a Phase 2 clinical trial; and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. While there are multiple programs in development for people with DMD amenable to skipping Exon 51 or 53, there are very few targeting Exon 44. NS Pharma, Inc. is running a Phase 2 trial with NS-089/NCNP-02 in people amenable to Exon 44 skipping in the US. In December 2022, Entrada’s program ENTR-601-44 was placed on a clinical hold prior to initiating Phase 1 development but has been evaluated in a Phase 1 study outside of the U.S. Companies are also approaching DMD with viral-vector based gene therapy programs that are a one-time treatment versus oligonucleotide-based exon skipping chronic treatments. There is one approved gene therapy for the delivery of microdystrophin mRNA, marketed as ELEVIDYS by Sarepta Therapeutics, Inc., fully approved for ambulatory DMD patients above the age of three and has received accelerated approval for non-ambulatory DMD patients above the age of three. Several other companies are developing microdystrophin-based gene therapies, including REGENEXBIO Inc. (RGX-202), Solid Biosciences Inc. (SGT-003), and Genethon (GNT-004). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. There is a growing number of companies in pursuing different paths to treat DMD, including Capricor Therapeutics, Inc., and we expect that the space will continue to evolve as additional candidates advance.
We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Company, Dyne Therapeutics, Ionis Pharmaceuticals, Inc., Sarepta Therapeutics, PepGen, PeptiDream Inc. and Bicycle Therapeutics plc, as well as gene therapy and CRISPR approaches.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, which could render our product candidates, if approved, obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products, if any. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of our programs are likely to be efficacy, safety, convenience, level of promotional activity, intellectual property protection and availability of reimbursement.
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
We believe that we have a significant global intellectual property position and substantial know-how relating to our AOC product candidates and our technology platform. As of December 31, 2024, the intellectual property portfolio consisted of 40 issued U.S. patents and 30 pending U.S. patent applications that we own or co-own. Collectively, these patent rights relate to various aspects of our AOC product candidates and technology platform. In addition, we have an exclusive license to certain patent rights from the University of Alberta and Fred Hutchinson Cancer Center. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries and jurisdictions where we believe such foreign filing is likely to be beneficial, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, New Zealand, Taiwan, and South Korea. We also file patent applications pursuant to the Patent Cooperation Treaty, or PCT. Our PCT patent applications are in the first phase of the PCT process, which is the international phase, in which patent protection is pending under a single patent application filed with the United States Patent and Trademark Office, or USPTO, as a contracting state of the PCT. These PCT patent applications have not yet entered the second phase of the PCT process, which is the national and regional phase, in which rights are continued by filing necessary documents with the patent offices of separate contracting states of the PCT. The national phase of the PCT patent application process occurs 30 months after the earliest priority date of the PCT patent application.
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

Intellectual Property Relating to Del-Desiran (AOC 1001)
With regard to del-desiran, as of December 31, 2024, we owned 5 issued U.S. patents, 3 pending U.S. patent applications, 7 granted foreign patents, and 23 pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan, New Zealand, and South Korea. These patent rights relate to del-desiran composition of matter, formulations containing del-desiran, methods of manufacturing, and methods of treating diseases, using del-desiran. Any patents issued from these applications are expected to expire in 2038-2041; however, a patent term extension may be available.
Intellectual Property Relating to Del-Brax (AOC 1020) and Other FSHD AOC Product Candidates
With regard to del-brax and other FSHD AOC product candidates, as of December 31, 2024, we owned or co-owned 8 issued U.S. patents, 5 pending U.S. patent applications, 1 granted foreign patent, 24 pending patent applications in foreign jurisdictions including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan, New Zealand, and South Korea. These patent rights relate to the del-brax and other FSHD AOC composition of matter, formulations containing del-brax and other the FSHD AOC, methods of manufacturing, and methods of treating diseases, using our FSHD AOC. Any patents issued from these applications are expected to expire in 2041-2042; however, a patent term extension may be available. We have one patent family licensed from Fred Hutchinson Cancer Center, which includes one issued U.S. patent, one pending U.S. patent application, one granted foreign patent, and one pending application in Europe.
Intellectual Property Relating to Del-Zota (AOC 1044) and Other DMD AOC Product Candidates
With regard to del-zota and other DMD AOC product candidates, as of December 31, 2024, we owned 6 issued U.S. patents, 8 pending U.S. patent applications, 3 granted foreign patents, 39 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan, New Zealand, and South Korea, and one pending patent application filed pursuant to the PCT. These patent rights relate to del-zota and other DMD AOCs composition of matter, formulations containing del-zota and other DMD AOCs, methods of manufacturing, and methods of treating diseases, using del-zota and other DMD AOCs. Any patents issued from these applications are expected to expire in 2038-2044; however, a patent term extension may be available.
Intellectual Property Relating to AOC 1072 and Other PRKAG2 AOC Product Candidates
With regard to AOC 1072 and other PRKAG2 AOC product candidates, as of December 31, 2024, we owned two pending U.S. patent applications, and one pending patent application filed pursuant to the PCT. These patent rights relate to the AOC 1072 and other PRKAG2 AOC composition of matter, formulations containing AOC 1072 and other the PRKAG2 AOC, methods of manufacturing, and methods of treating diseases, using our PRKAG2 AOC. Any patents issued from these applications are expected to expire in 2044-2045; however, a patent term extension may be available.
Intellectual Property Relating to AOC 1086 and Other PLN AOC Product Candidates
With regard to AOC 1086 and other PLN AOC product candidates, as of December 31, 2024, we owned one pending U.S. patent applications, and one pending patent application filed pursuant to the PCT. These patent rights relate to the AOC 1086 and other PLN AOC composition of matter, formulations containing AOC 1086 and other the PLN AOC, methods of manufacturing, and methods of treating diseases, using our PLN AOC. Any patents issued from these applications are expected to expire in 2044; however, a patent term extension may be available.
Intellectual Property Relating to Our AOC Product Platform
As of December 31, 2024, we owned 29 families of U.S. and foreign patents and patent applications generally covering our AOC product platform. These families include 37 issued U.S. patents, 26 granted foreign patents, 30 pending U.S. patent applications, 4 pending PCT patent applications and 133 pending foreign patent applications in Europe, Australia, Brazil, Canada, China, Israel, Hong Kong, Japan, South Korea, Mexico, Singapore, New Zealand, and Taiwan, relating to key aspects and components of our AOC product platform systems. Our patent applications contain claims covering (i) proprietary antibodies; (ii) proprietary oligonucleotide chemical structures; (iii) proprietary oligonucleotide sequences; (iv) proprietary AOC structures; and (v) methods for manufacturing and using our AOC technologies. Some of these AOC platform cases generically cover our various product candidates. The issued U.S. patents and any U.S. patents issuing from our pending U.S. patent applications are expected to expire between 2037 and 2045. We have one patent family licensed from the University of Alberta, which includes 2 issued U.S. patent, one pending U.S. patent application, 4 granted foreign patents, and six pending applications in Europe, Canada, China, Japan, South Korea and Hong Kong. We also have one patent family licensed from GenAhead Bio Inc, which includes 2 pending U.S. applications, 4 granted foreign patents, and 3 pending applications in Europe, China, and Japan.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2045, unless we receive patent term extension or patent term adjustment, or both.
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
We have filed trademark applications for registration of the Avidity, Avidity Bioscience logo, del-brax, del-desiran, del-zota, EXPLORE44, EXPLORE44 logo, EXPLORE44-OLE logo, FORTITUDE, FORTITUDE logo, HARBOR, HARBOR logo mark, MARINA, MARINA logo, MARINA-OLE, and MARINA-OLE logo marks with the United States Patent and Trademark Office and certain foreign trademark offices.
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
Research Collaboration with Lilly
In April 2019, we entered into a research collaboration and license agreement, or the Lilly Agreement, with Lilly for the discovery, development and commercialization of antibody-oligonucleotide conjugate products, or Products, in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, the parties will collaborate on preclinical research and discovery activities for Products and Lilly will be responsible for funding the cost of preclinical research and discovery activities of both parties for all Products. Lilly will lead the clinical development, regulatory approval and commercialization of all Products, at Lilly’s sole cost.
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
Research Collaboration with MyoKardia, a wholly-owned subsidiary of BMS
In December 2020, we entered into a research collaboration, or the MyoKardia Agreement, with MyoKardia, a wholly-owned subsidiary of BMS, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. Under the terms of the MyoKardia Agreement, in July 2023, BMS as the successor in interest to MyoKardia, exercised its option to negotiate and enter into a license agreement covering AOCs that modulate the function of cardiovascular targets. The research collaboration with MyoKardia was terminated in November 2023 upon execution of the BMS Collaboration Agreement.
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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the federal Food, Drug and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and other federal, state, and local statutes and regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
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
•submission to the FDA of a biologics license application, or BLA, after completion of all pivotal trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biological product is produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites and/or the trial sponsor to assess compliance with GCP; and
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.
Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain studies. Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to introduce an investigational drug into interstate commerce and administer the product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted or modified to allow such continuation. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and biological characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
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
BLA Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The submission of a BLA is subject to the payment of substantial user fees, unless a waiver or exemption applies.
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
Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites as well as the trial sponsor to assure compliance with GCP requirements.
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
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of FDA senior managers.
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
Rare Pediatric Disease Designation and Priority Review Vouchers
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the United States within one year following the date of approval.
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until December 20, 2024. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the program. If the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease designation before December 20, 2024, the sponsor of the marketing application for such drug will only be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2026.
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
The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies.
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
Violation of any of such laws or any other applicable governmental regulations may result in significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.
U.S. Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Health Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.
The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March

11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, as of January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
Foreign Regulation
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, or MA, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, or EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Non-clinical Studies and Clinical Trials
Similarly to the United States, the various phases of non-clinical and clinical research in EU are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.
While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing Authorization
To market a medicinal product in the EU, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•"Centralized MAs" are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and are valid throughout the entire territory of the EU. The centralized procedure is mandatory for certain types of products, such as (i) biotechnology medicinal products, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•"National MAs" are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops.
Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Data and Marketing Exclusivity
In the EU, new products authorized for marketing, or reference products, generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU's regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.
There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.
Orphan Medicinal Products
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.
Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.
Pediatric Development
In the EU, MAAs for new medicinal products have to include sponsor plans for the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.
Data Privacy and Security Laws
We are subject to laws and regulations governing data privacy and security, including the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or the CCPA, and the General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Data privacy and security laws, regulations, and related obligations are constantly evolving, may conflict with each other, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing, any of which could cause a significant disruption to our business.
Human Capital
As of February 14, 2025, we had 391 full-time employees, 90 of whom have a Ph.D. or M.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants.

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
Available Information
Our internet address is www.aviditybiosciences.com. Our investor relations website is located at https://aviditybiosciences.investorroom.com/home. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing such materials with, or furnishing them to, the SEC. They are also available for free on the SEC’s website at www.sec.gov.
We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this Annual Report on Form 10-K.
ITEM 1A.    Risk Factors
You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline substantially. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.
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
•We have three product candidates in clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the approvals required to commercialize our product candidates.
•We rely on third parties for the manufacture of our product candidates for preclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•We may encounter difficulties in managing our growth and expanding our operations successfully.
•Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have three product candidates, del-desiran, del-brax and del-zota, in clinical development while all of our other development programs are in preclinical development or in the drug discovery stage. We commenced operations in 2012, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary AOC technology platform, identifying product candidates, establishing our intellectual property portfolio and conducting research and clinical and preclinical studies. Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $322.3 million, $212.2 million, and $174.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $893.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require additional development time and resources, which would be substantial, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.
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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials and preclinical studies for our development programs and seek regulatory approval for our current product candidates and any future product candidates we may develop. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, compliance, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $400.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the 2024 Sales Agreement may be terminated by us or the Sales Agent at any time upon specified notice to the other party, or by the Sales Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
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
•the costs associated with hiring additional personnel and consultants as our preclinical, clinical and compliance activities increase;
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize our product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available in the immediate near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
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
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
We have three product candidates in clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have three product candidates in clinical development. All of our other development programs are in the preclinical or drug discovery stage. We have invested substantially all of our efforts in developing our AOC platform, identifying potential product candidates and conducting preclinical and clinical studies. We will need to progress our preclinical-stage candidates through IND-enabling studies and receive allowance from the FDA, or the equivalent regulatory authority in other countries, to proceed under an IND, or its equivalent, prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur in the immediate near term, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies with favorable results, including those compliant with GLP, toxicology studies, biodistribution studies and minimum effective dose studies in animals;
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
•receipt of marketing approvals from applicable regulatory authorities, including BLAs from the FDA, and maintaining such approvals;
•making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates, and defending these items, as required;
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
From time to time, we may publicly disclose preliminary or topline data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data as of certain data cutoff dates, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects and financial condition.
Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our AOC platform obsolete.
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary AOC platform, which leverages a novel and unproven approach. While we believe we have had favorable preclinical and early clinical study results based on our technology platform, we have not yet succeeded and may not succeed in producing final data demonstrating safety, purity or potency for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our research methodology and novel approach to oligonucleotide based therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. We may also be unsuccessful in developing and demonstrating potential utility of our AOCs in cell types beyond the muscle, including under our Lilly Agreement for immunology and other select indications and under the BMS Collaboration Agreement for certain cardiovascular targets. Further, because all of our product candidates and development programs are based on our AOC platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and early clinical trials. In particular, while we have conducted certain clinical trials and preclinical studies of del-desiran, del-brax and del-zota, and preclinical studies in other potential product candidates, we do not know whether these product candidates will perform in ongoing or future clinical trials as they have performed in these prior trials and studies. The positive results we have observed for our product candidates in preclinical animal models, and in certain cases, clinical studies, may not be predictive of our ongoing and future clinical trials in humans, including any late-stage or pivotal trials. Furthermore, for some indications that we are pursuing, there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in these studies, or in IND-enabling studies for any of our other development programs, this will delay clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and planned clinical trials will be successful. Any safety concerns observed in any of our preclinical studies or clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU has recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, or delay or limit our ability to generate revenue and adversely affect our commercial prospects.
In order to obtain FDA approval to market a new drug we must demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty.
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
Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. For example, the FDA placed a partial clinical hold on new participant enrollment in our Phase 1/2 MARINA clinical trial of del-desiran in adults with DM1 in response to a serious adverse event reported in a single participant in the 4mg/kg cohort of the MARINA study, which partial clinical hold was removed in October 2024. Any delays in the commencement or completion of our ongoing and planned clinical trials for our current and any future product candidates could significantly affect our product development timelines and product development costs.
We do not know whether our planned trials will begin on time or if our ongoing or future clinical trials will be completed on schedule, if at all. The commencement, associated data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval from one or more IRBs or ethics committees;
•IRBs or ethics committees refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
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
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements;
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
Further, conducting clinical trials in foreign countries, as we currently do and plan to continue, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries.
If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.
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
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our ongoing or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our current and future clinical trials and, while we have entered and will enter into agreements governing their services, we have limited influence over their actual performance.
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
Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial prospects for the product candidate if approved. We may also be required to modify our study plans based on findings after we commence our clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.
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
•we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
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
As an organization, we have never completed any pivotal clinical trials or submitted a BLA for regulatory approval and may be unable to do so for any of our product candidates.
We are continuing to develop our product candidates and we will need to successfully complete our ongoing and planned early-stage clinical trials, and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market any of our product candidates, as well as complete IND-enabling studies for our preclinical product candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. As an organization, we have not completed any pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. As interactions with the FDA may not be comprehensive, we cannot be certain how many clinical trials of any of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our product candidates.
Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the approvals required to commercialize our product candidates.
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

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway for certain of our product candidates. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We currently plan to pursue an accelerated approval pathway in the United States with respect to del-brax and del-zota, and may in the future pursue accelerated approval for our one or more additional of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the biologic’s predicted clinical benefit. If such confirmatory studies fail to confirm the biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022 provided FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our product candidates, including del-brax and del-zota, we intend to continue seeking feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as Orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug or biologic as an Orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, Orphan designation is granted by the European Commission based on a scientific opinion of the EMA Committee for Orphan Medicinal Products. A medicinal product may be designated as Orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from Orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. We have received orphan drug designation in the United States and the European Union for each of del-desiran for the treatment of DM1, del-brax for the treatment of FSHD and del-zota for the treatment of DMD44, and we may seek Orphan drug designation for future product candidates. There can be no assurance that we will be able to maintain such designation or that the FDA or European Commission will grant Orphan designation for any additional indication for which we apply.
In the United States, Orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has Orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to Orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in the EU, but such exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for Orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.
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
We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The FDA has granted Fast Track designation to each of del-desiran for the treatment of DM1, del-brax for the treatment of FSHD and del-zota for the treatment of DMD44. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review if the relevant criteria are met. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
Breakthrough Therapy designation may be granted to a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The designation also includes the same benefits as Fast Track designation, including eligibility for rolling review of a BLA. The FDA has granted Breakthrough Therapy designation to del-desiran for the treatment of DM1.
Whether to grant Breakthrough Therapy or fast track designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate, including the Fast Track designations granted to del-desiran, del-brax and del-zota, or Breakthrough Therapy designation granted to del-desiran, may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind granted designations.

We have obtained Rare Pediatric Disease designation for del-zota for the treatment of DMD44. However, there is no guarantee that FDA approval of will result in issuance of a priority review voucher.

    In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the Rare Pediatric Disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We have obtained Rare Pediatric Disease designation for del-zota for the treatment of DMD44. However, there is no guarantee that we will be able to obtain a priority review voucher, even if del-zota is approved by the FDA in the designated indication. For example, the FDA may determine that a BLA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•the product no longer meets the definition of a rare pediatric disease;
•the product contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in another marketing application;
•the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; or
•the application is approved for a different adult indication than the rare pediatric disease for which the product is designated.

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after December 20, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers, regardless of any rare pediatric disease designation.
We are conducting certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We are conducting clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not otherwise subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and foreign regulatory authorities' abilities to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities' abilities to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We are dependent on third parties to conduct our preclinical studies and clinical trials. Specifically, we have used and relied on, and intend to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP and similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA we submit. Any such delay or rejection could prevent us from commercializing our product candidates. Similar risks may exist in foreign jurisdictions.
If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involve additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
We rely on third parties for the manufacture of our product candidates for preclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority for the manufacture of our product candidates pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable application to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP and similar foreign requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Our AOCs consist of a proprietary mAb conjugated with the oligonucleotide therapy. All of our mAbs are manufactured by starting with cells which are stored in a cell bank. We have multiple working cell banks and one master cell bank for our mAbs manufactured in accordance with cGMP and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing impacted by the need to replace the cell banks. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP and similar foreign requirements could adversely affect our business in a number of ways, including:
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
Following potential approval of any our product candidates, the FDA and foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCP and similar foreign requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
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
In addition, if any of our product candidates are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless, in their independent medical judgment, prescribe it to their patients in a manner that is inconsistent with the approved label. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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
We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and that any coverage will be adequate. Further, any reimbursement that may become available may be decreased or eliminated in the future.
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

We expect to face competition from existing products and products in development for each of our product candidates. There are currently no approved therapies to treat the underlying cause of DM1. Products currently in development to treat DM1 include: AMO-02, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma, Ltd. for the congenital phenotype of DM1; DYNE-101, an antibody fragment, or Fab, linked oligonucleotide that is being evaluated outside of the US in a Phase 1/2 clinical trial by Dyne Therapeutics Inc.; gene editing treatments in preclinical development by various companies collaborating with Vertex Pharmaceuticals, Inc., including Entrada Therapeutics, Inc.'s ENTR-701, an EEV-conjugated PMO. There is a growing number of companies in preclinical development pursuing different paths to treat DM1, including Design Therapeutics, Inc. and PepGen, Inc., and we expect that the space will continue to evolve as additional investigational therapies advance.
There are currently no approved therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: RO7204239, a monoclonal antibody against latent myostatin, which is currently being evaluated in a Phase 2 clinical trial by F. Hoffmann-La Roche AG; ARO-DUX4, an investigational RNAi therapeutic by Arrowhead Pharmaceuticals which was out-licensed to Sarepta Therapeutics, Inc. in November 2024, is currently being evaluated outside the U.S. in a Phase 1/2a trial. There is a growing number of companies in preclinical development pursuing different paths to treat FSHD, including, Dyne Therapeutics, miRecule, Inc./Sanofi S.A., Kate Therapeutics/Novartis, Armatus Bio/Solid Bio, and Celularity. We expect that the space will continue to evolve as additional investigational therapies advance.
Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. Agameee is another approved corticosteroid marketed by Catalyst. Duvyzat is an HDAC inhibitor from Italfarmaco. In addition, there are three FDA approved exon skipping drugs utilizing unconjugated PMOs marketed by Sarepta Therapeutics, Inc.: EXONDYS 51 (Eteplirsen) for people with DMD amenable to Exon 51 skipping; VYONDYS 53 (golodirsen) for people with DMD amenable to Exon 53 skipping; and AMONDYS 45 (casimersen) for people with DMD amenable to Exon 45 skipping. There is an FDA approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: VILTEPSO (viltolarsen), an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. We are developing treatments for DMD that target dystrophin mechanisms. Other companies pursuing a similar mechanism include Dyne Therapeutics with DYNE-251, a PMO conjugated to a Fab currently being evaluated in a Phase 1/2 clinical trial for patients amendable to Exon 51 skipping; Wave Life Sciences, Ltd. with WVE-N531, an unconjugated PN-modified exon-skipping oligonucleotide currently being evaluated in a Phase 1/2 clinical trial for patients amenable to Exon 53 skipping; PepGen with PGN-EDO51, a peptide-conjugated oligonucleotide for patients amenable to Exon 51 skipping being evaluated in a Phase 2 clinical trial; and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. While there are multiple programs in development for people with DMD amenable to skipping Exon 51 or 53, there are very few targeting Exon 44. NS Pharma, Inc. is running a Phase 2 trial with NS-089/NCNP-02 in people amenable to Exon 44 skipping in the US. In December 2022, Entrada’s program ENTR-601-44 was placed on a clinical hold prior to initiating Phase 1 development but has been evaluated in a Phase 1 study outside of the U.S. Companies are also approaching DMD with viral-vector based gene therapy programs that are a one-time treatment versus oligonucleotide-based exon skipping chronic treatments. There is one approved gene therapy for the delivery of microdystrophin mRNA, marketed as ELEVIDYS by Sarepta Therapeutics, Inc., fully approved for ambulatory DMD patients above the age of three and has received accelerated approval for non-ambulatory DMD patients above the age of three. Several other companies are developing microdystrophin-based gene therapies, including REGENEXBIO Inc. (RGX-202), Solid Biosciences Inc. (SGT-003), and Genethon (GNT-004). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. There is a growing number of companies in pursuing different paths to treat DMD, including Capricor Therapeutics, Inc., and we expect that the space will continue to evolve as additional investigational therapies advance.
We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Company, Dyne Therapeutics, Ionis Pharmaceuticals, Inc., Sarepta Therapeutics, PepGen, PeptiDream Inc. and Bicycle Therapeutics plc, as well as gene therapy and CRISPR approaches.
Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-

competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety profile, convenience, level of promotional activity, intellectual property protection and availability of reimbursement.
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
We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses, particularly in the San Diego area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement and execute our business strategy.
We may encounter difficulties in managing our growth and expanding our operations successfully.
We had 391 full-time employees as of February 14, 2025. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties.
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
•the federal civil monetary penalties laws, impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, as of January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
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
We intend to participate in the Medicaid Drug Rebate Program and other governmental pricing programs. If we fail to comply with our reporting and payment obligations under any programs we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. Manufacturers that participate in the Medicaid Drug Rebate Program, or MDRP, have certain price reporting obligations as a condition of having their covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires the manufacturer to pay a rebate to state Medicaid programs every quarter for each unit of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that the manufacturer must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If the manufacturer becomes aware that its MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, it must resubmit the corrected data for up to three years after those data originally were due. If the manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, it may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates the manufacturer’s rebate agreement pursuant to which the manufacturer participates in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for its covered outpatient drugs. If we participate in the MDRP, our failure to comply with MDRP price reporting and rebate payment obligations could negatively impact our financial results.
In connection with Medicare Part B, a pharmaceutical manufacturer must provide CMS with average sales price (ASP) information for its drugs or biologicals payable under Part B on a quarterly basis. ASP is calculated based on a statutorily defined formula, as well as regulations and interpretations of the statute by

CMS. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. The Part B payment rate is the amount that CMS reimburses the provider for drugs and biologicals administered to Medicare beneficiaries.
The IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set,” above. The Medicare Part D rebate, if applicable, will be calculated on the basis of the AMP figures we will be required to report pursuant to the MDRP if we enroll in the MDRP. The Medicare Part B rebate, if applicable, will be calculated on the basis of the Part B payment rate, which in turn is based on the reported ASP figures.
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We intend to participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and will requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs that receive approval. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. The ACA expanded the list of covered entities to include certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. If we enroll in the 340B program, we must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. If we enroll in the 340B program, our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results if we enroll in the 340B program.
In order for any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also intend to participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we will be required to make our products, if approved, available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.
We also intend to participate in the Tricare Retail Pharmacy program, under which we will be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We will be required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we participate in the program and overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects if we enroll in the program.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we enroll in the government pricing programs, we cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.
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
Future pandemics or other public health epidemics, present substantial public health and economic challenges and may affect, as they have in the past, our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies, supply chains and financial markets. Any resurgence of COVID-19 or emergence of variants thereof and any future pandemic or epidemic diseases may cause disruptions that could severely impact our business, preclinical studies, clinical trials and financial condition, including impairing our ability to raise capital when needed.
The extent to which the other outbreak of a pandemic or epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to incur losses for tax purposes, or NOLs, such NOLs will carry forward to offset future taxable income, if any, until such unused losses expire (if subject to expiration). At December 31, 2024, we had federal and state NOLs of approximately $249.4 million and $439.3 million, respectively.
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
From 2021 to 2024, the U.S. economy experienced a material level of inflation. The impact of geopolitical developments, such as the conflicts in Ukraine and the Middle East may continue to increase uncertainty in the outlook of near-term and long-term economic activity, including any impacts on inflation. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. Historically, the price of our common stock has been highly sensitive to actual or anticipated changes in the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
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
Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect our therapeutic programs and other proprietary technologies we may develop, or which effectively prevent others from commercializing competitive technologies and products.
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
For example, we are a party to an exclusive worldwide license with the University of Alberta, pursuant to which we in-licensed key patent applications for our Exon 51 skipping AOC for DMD and future product candidates. If we fail to comply with obligations under any license agreements, our licensors may have the right to terminate our license, in which event we would not be able to develop or market technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.
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
We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information, including as our operations continue to expand or if we operate in foreign jurisdictions. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, the regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
The U.S. Federal Trade Commission, or the FTC, also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the FTC Act. Even when HIPAA does not apply, according to the FTC failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA or in the context of our activities within the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as detailed notices for clinical trial subjects and investigators. In addition, the GDPR regulates the transfer of personal data subject to the GDPR to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or the DPF, rendering the DPF effective as a GDPR transfer mechanism to United States entities self-certified under the DPF.
The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims, including class actions. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies must also comply with the United Kingdom GDPR and the amended UK Data Protection Act 2018, or, together, the UK GDPR. The UK GDPR retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, for instance, fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to United States entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Compliance with these and any other applicable data privacy and security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules within required time frames. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
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
•our ability to enroll subjects in our ongoing and future clinical trials;
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
At December 31, 2024, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 66% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
General Risk Factors
We previously remediated a material weakness in our internal control over financial reporting. If we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting because of a material weakness related to the design of internal controls with respect to segregation of duties over certain information technology general controls, or ITGCs. These ITGCs were not operating effectively to (i) restrict access to certain data and the ability to make changes thereto, and (ii) monitor changes to such data. While the control deficiency identified did not result in any misstatements, a reasonable possibility exists that a material misstatement to the annual or interim financial statements and disclosures would not have been prevented or detected on a timely basis. In response to the identified material weakness above, we have changed the relevant access to address the known segregation of duties issues and updated our access review controls to include additional procedures. During the fourth quarter of 2024, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2024. However, we cannot be certain that a material weakness identical to, or distinct from, this material weakness will not occur in the future. For further discussion of the material weakness identified and our completed remedial efforts, see Item 9A, Controls and Procedures.
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
The United States federal and various state and foreign governments have adopted or proposed laws, regulations and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information, preclinical and clinical trial data and the personal information of our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, "bugs" or other vulnerabilities, malicious code, cybersecurity threats (such as denial or degredation-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, fraud, and sophisticated nation-state and nation-state-supported actors. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the post-pandemic continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information.
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
Any security breach or other incident, whether real or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or confidential information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors—We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigation, negative publicity, liability or and otherwise harm our business, results of operations and financial condition.”

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
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls, and economic sanctions could also adversely affect our supply chain.
Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of inflation, military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including on Russia and its allies, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023, the closures of financial institutions and their placement into receivership with the Federal

Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This means that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. It does not, however, mean that we meet any technical standards, specifications or requirements.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares reporting channels and governance processes that apply across the risk management program to other legal, compliance, operational and financial risk areas. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments to help identify material risks from cybersecurity threats to our critical systems and information;
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
•cybersecurity awareness training for our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•third-party risk management and reporting process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers and vendors with access to our information systems or data.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. In the event we experience a cybersecurity incident we consider to be material, we will disclose such incident consistent with the requirements of Item 1.05 of Form 8-K.
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
Our cybersecurity function is overseen by our Senior Vice President of Information Technology, who leads a team that is responsible for assessing and managing our risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2.    Properties
We currently lease approximately 54,597 square feet of office and laboratory space in San Diego, California, under a lease that expires in 2026, with the option to extend the term of the lease for an additional five years. In April 2024, we entered into a sublease agreement to rent 105,000 square feet for office and laboratory space for the Company’s future corporate headquarters. We also have an option and a right of first refusal for an additional 80,000 square feet in an adjacent available building, which we have not exercised. The term of the sublease is approximately 9 years, 9 months with payments expected to begin in August 2025. We believe that our current and expected future facilities are adequate to meet our needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.
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
Holders of Common Stock
As of February 14, 2025, there were approximately 19 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Performance Graph
The following stock performance graph illustrates a comparison from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2024, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 12, 2020 at the opening trading price of $18.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

STOCK PRICE PERFORMANCE GRAPH
260
240
220
200
180
160
140
120
100
80
60
40
20
6/12/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Avidity Biosciences, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. For the comparison of the financial results for the fiscal years ended December 31, 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.
References to “Avidity,” "the Company," “we,” “us” and “our” refer to Avidity Biosciences, Inc.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our pipeline currently has three programs in potentially registrational clinical trials. Delpacibart etedesiran, abbreviated as del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 3 development with the global HARBOR™ trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDETM trial. Delpacibart zotadirsen, or del-zota (formerly AOC 1044), is designed for people with Duchenne muscular dystrophy, or DMD, and is currently in development with the Phase 2 EXPLORE44-OLETM study. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Del-desiran, del-brax, and del-zota have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, the FDA has granted del-desiran Breakthrough Therapy designation for the treatment of DM1 and granted del-zota Rare Pediatric Disease designation.
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, preparing for potential commercial activities, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. We are currently building our capabilities to support potential launches of product candidates currently in clinical development and to potentially operate as a commercial organization. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings, private placements, and under collaboration and research license agreements. Refer to “Liquidity and Capital Resources” for further information on the capital raised since inception and our future capital requirements.
We have incurred operating losses in each year since inception. Our net losses were $322.3 million, $212.2 million, and $174.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $893.1 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Annual Report on Form 10-K. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Research Collaboration with Bristol Myers Squibb Company
In November 2023, we entered into (i) a Research Collaboration and License Agreement, or the BMS Collaboration Agreement, to expand on the research with MyoKardia for up to five targets utilizing our proprietary AOC platform technology and (ii) a Securities Purchase Agreement with BMS, or the BMS Purchase Agreement, for the purchase by BMS in a private placement of 5,075,304 shares of our common stock at a purchase price of $7.8813 per share, for an aggregate purchase price of approximately $40 million. We refer to the BMS Collaboration Agreement and the BMS Purchase Agreement together as the "BMS Agreements." Under the terms of the BMS Agreements, we received approximately $100 million upfront, which includes a $60 million cash payment under the terms of the BMS Collaboration Agreement, and approximately $40 million for the purchase of our common stock under the terms of the BMS Purchase Agreement. We are also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits to low double-digits on net sales. We are responsible for our own research collaboration costs incurred under the agreement, subject to a cumulative spending limit of $40 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.
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

Operating Expenses
Research and Development
Research and development expenses consist of costs associated with our research and development activities, including our discovery and research efforts, and the preclinical and clinical development of our product candidates. Our research and development expenses include:
•external costs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturers, consultants, and our scientific advisors; and
•internal costs, including;
•employee-related expenses, including salaries, benefits, and stock-based compensation;
•the costs of laboratory supplies and acquiring, developing, and manufacturing preclinical study materials; and
•facilities, information technology, and depreciation, which include direct and allocated expenses for rent and maintenance of facilities, and depreciation of leasehold improvements and equipment.
Research and development costs, including costs reimbursed under collaboration agreements, are expensed as incurred, with reimbursements of such amounts being recognized as revenue. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.
At any one time, we are working on multiple programs. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs.
We expect our research and development expenses to increase for the foreseeable future as we continue to conduct ongoing research and development activities, advance preclinical research programs toward clinical development, including IND-enabling studies, and conduct clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming, and can vary significantly for each product candidate and development program. We may never succeed in achieving marketing approval for any of our product candidates.
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
•the various phases of development of our product candidates; and
•the efficacy and safety profiles of our product candidates.
General and Administrative
General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation, for employees in our executive, finance, accounting, legal, business development, and other support functions. Other general and administrative expenses include allocated facility, information technology, and depreciation related costs not otherwise included in research and development expenses, and professional fees for auditing, tax, intellectual property, and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.
We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities, commercial readiness initiatives, and other corporate activities.
Other Income (Expense)
Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and marketable securities.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years presented (in thousands):

	Year Ended December 31,		Change
	2024	2023
Revenue	$10,897	$9,560	$1,337
Research and development expenses	303,593	190,968	112,625
General and administrative expenses	86,240	54,190	32,050
Other income	56,634	23,378	33,256
Revenue
Revenue increased by $1.3 million for the year ended December 31, 2024 as compared to the same period in 2023, primarily due to the recognition of revenues under the BMS agreement in the current year for which there were no revenues recognized in the prior year comparative period, partially offset by a decrease in revenues under the Lilly agreement in the current year.
Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the years presented (in thousands):

	Year Ended December 31,		Change
	2024	2023
External costs:
Del-desiran	$47,026	$25,216	$21,810
Del-brax	33,230	18,352	14,878
Del-zota	27,073	20,137	6,936
Other programs	7,617	8,884	(1,267)
Unallocated	74,729	31,044	43,685
Total external costs	189,675	103,633	86,042
Internal costs:
Employee-related expenses	90,935	68,136	22,799
Facilities, lab supplies and other	22,983	19,199	3,784
Total internal costs	113,918	87,335	26,583
Total research and development expenses	$303,593	$190,968	$112,625
Research and development expenses increased by $112.6 million for the year ended December 31, 2024 as compared to the same period in 2023. Research and development expense increased primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, including $41.1 million in higher manufacturing costs related to monoclonal antibodies used across programs, as well as higher internal costs including $22.8 million in higher personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $32.1 million for the year ended December 31, 2024 as compared to the same period in 2023, primarily due to $21.5 million in higher personnel costs and $6.1 million in higher professional fees to support our expanded operations and commercial readiness.
Other Income
Other income increased by $33.3 million for the year ended December 31, 2024 as compared to the same period in 2023, due to higher interest income earned on marketable securities investments and cash and cash equivalent balances.
Liquidity and Capital Resources
Sources of Liquidity
On November 8, 2022, we entered into a sales agreement (the 2022 Sales Agreement) with Cowen and Company, LLC (the Sales Agent), under which we could sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. During the years ended December 31, 2024 and 2023, we sold 418,408 and 4,107,810 shares of its common stock, respectively, pursuant to the Sales Agreement and received net proceeds of $5.6 million and $60.5 million, respectively, after deducting offering-related transaction costs and commissions of $0.1 million and $1.4 million, respectively.
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
On June 17, 2024, we completed a public offering of 12,132,500 shares of our common stock at a public offering price of $38.00 per share. Net proceeds from the offering were approximately $432.8 million, after deducting underwriting discounts and offering expenses of $28.3 million.
On August 9, 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or the 2024 Sales Agent, with substantially similar terms as the 2022 Sales Agreement.

The 2022 Sales Agreement was terminated upon effectiveness of the 2024 Sales Agreement. Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. As of December 31, 2024, we had sold no shares of our common stock under the 2024 Sales Agreement.
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
As of December 31, 2024, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $144.6 million from funding under collaboration and research services agreements of which approximately $40.0 million relates to the sale of 5,075,304 unregistered shares in November 2023 to BMS in a private placement under the terms of the BMS Purchase Agreement.
Future Capital Requirements
As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $1.5 billion. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
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
•the costs associated with hiring additional personnel and consultants as we continue to grow our company;
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

While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we do not expect will occur in the immediate near term, and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including current and potential future collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table summarizes our cash flows for the years presented (in thousands):

	Year Ended December 31,		Change
	2024	2023
Net cash provided by (used in):
Operating activities	$(300,870)	$(119,064)	$(181,806)
Investing activities	(854,201)	(130,070)	(724,131)
Financing activities	1,192,357	93,864	1,098,493
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,286	$(155,270)	$192,556
Operating Activities
Net cash used in operating activities of $300.9 million and $119.1 million for the years ended December 31, 2024 and 2023, respectively, consisted primarily of cash used to fund our operations related to the development of del-desiran, del-brax, del-zota, and other potential programs. The increase in cash used in our operations is primarily due to increases in research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $854.2 million for the year ended December 31, 2024 consisted of $1.4 billion for purchases of marketable securities due to investing the proceeds from the issuance of common stock and pre-funded warrants as well as the reinvestment of proceeds from matured marketable securities, as well as $7.1 million in purchases of property and equipment, offset by $586.4 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $130.1 million for the year ended December 31, 2023 consisted of $461.0 million for purchases of marketable securities and $4.2 million in purchases of property and equipment, partially offset by $335.2 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $1.2 billion for the year ended December 31, 2024 consisted primarily of $762.2 million in net proceeds from sales of our common stock, $238.4 million in net proceeds from the issuance of common stock from a private placement transaction, $141.4 million in net proceeds from the sale of pre-funded warrants in a private placement, as well as $50.4 million in proceeds from the issuance of common stock under employee incentive equity plans. Net cash provided by financing activities of $93.9 million for the year ended December 31, 2023 consisted primarily of $60.5 million in net proceeds from the issuance of common stock in public offerings, $31.2 million in net proceeds from the issuance of common stock from a private placement transaction, as well as $2.1 million in proceeds from the issuance of common stock under employee incentive equity plans.
Contractual Obligations and Commitments
We have operating lease obligations related to our lease for office and laboratory space in San Diego, California. In June 2020, and as amended in December 2020, we entered into a non-cancellable operating lease for approximately 54,597 square feet of office and laboratory space, or the Lease, which commenced in November 2021. The Lease has a five-year initial term with a renewal option for an additional five years. Under the terms of the Lease, the initial monthly base rent of approximately $251,000 will increase to approximately $282,000 during the last year of the Lease's initial term, and the first year includes five months of rent abatement. In June 2023, we further amended the lease to expand our office and laboratory space. The expansion increased monthly base rent by approximately $45,000 increasing to $49,000 per month in the last year of the Lease's term. The total remaining base rent commitment for the initial term under the Lease is $7.5 million.
In April 2024, we entered into a new sublease agreement to rent office and laboratory space for our future corporate headquarters. The term of the sublease is approximately 9 years, 9 months with payments expected to begin in August 2025. We also have an option and a right of first refusal for an additional 80,000 square feet in an adjacent available building, which we have not exercised. Total aggregate future lease commitments under the sublease agreement are approximately $72.6 million. Refer to Note 7, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report.
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
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this annual report, we believe that the following accounting policies with financial estimates are the most critical to understanding and evaluating our historical and future performance.
Accrued Research and Development Costs
As part of the process of preparing our consolidated financial statements, we are required to make estimates of our accrued research and development expenses resulting from our obligations under contracts with CROs, manufacturers, vendors and consultants. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period.
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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this annual report.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking and money market accounts, as well as debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, due to the short- and intermediate-term nature of the instruments in our portfolio, we believe an immediate hypothetical 5% change in interest rates would not have had a material effect on our results of operations during the periods presented.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and contract costs included within operating expenses. We do not believe inflation has had a material effect on our results of operations during the periods presented.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency exchange rates in connection with these arrangements. To date, we have not experienced any material effects from foreign currency fluctuations. We believe an immediate hypothetical 5% change in foreign currency exchange rates would not have had a material effect on our results of operations during the periods presented.
ITEM 8.    Financial Statements and Supplementary Data
The consolidated financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this annual report and are presented beginning on page F-1.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Remediation of Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in "Part II Item 9A Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in internal control related to ineffective controls with respect to segregation of duties over certain information technology general controls (ITGCs) related to a module within our enterprise resource planning (ERP) system (the "Material Weakness"). These ITGCs were not operating effectively to (i) restrict access to certain data and the ability to make changes thereto, and (ii) to monitor changes to such data.
During the year ended December 31, 2024, we have changed the relevant access to address the known segregation of duties issues and have updated our access review controls to include additional procedures. During the fourth quarter of 2024, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the Material Weakness has been remediated as of December 31, 2024.
The Company's independent registered public accounting firm who audited the consolidated financial statements included in the Annual Report on Form 10-K has issued an unqualified report on the effectiveness of the Company's internal control over financial reporting. This attestation report appears on page F-2 of this Annual Report on Form 10-K.
Attestation Report of the Registered Public Accounting Firm
BDO USA, P.C. has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in its report dated February 27, 2025, which is included below.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Avidity Biosciences, Inc.
San Diego, California
Opinion on Internal Control Over Financial Reporting
We have audited Avidity Biosciences, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, P.C.
San Diego, California
February 27, 2025
102

ITEM 9B.    Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, our officers or directors took the following actions with respect to such trading arrangements:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Troy Wilson (Ph.D., J.D.)(1)	Adopt	12/4/2024	X		190,106(2)	3/31/2026
Arthur A. Levin (Ph.D.)	Adopt	10/17/2024	X		309,096	12/31/2025
____________________
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1)This plan was adopted by Mr. Wilson and certain irrevocable trusts for the benefit of Mr. Wilson's family members, none of which Mr. Wilson controls.
(2)Represents the aggregate maximum number of shares to be sold under this plan by Mr. Wilson and all signatories to this plan. The maximum number of shares to be sold under this plan by Mr. Wilson is 59,000.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
103

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors, and employees, which is available on our website at www.aviditybiosciences.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of Sarbanes-Oxley and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.
Insider Trading Compliance Policy and Procedures
We have adopted an Insider Trading Policy and Procedures governing the purchase, sale and other disposition of our securities by our directors, officers, employees and other covered persons, which is designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11.    Executive Compensation
The information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.
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
ITEM 14.    Principal Accountant Fees and Services
The information required by this item will be contained in our Definitive Proxy Statement under the headings “Independent Registered Public Accountants’ Fees” and "Audit Committee Pre-Approval of Audit and Non-Audit Services" and is incorporated herein by reference.
104

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
1.Financial Statements.
The consolidated financial statements of Avidity Biosciences, Inc., together with the report thereon of BDO USA, P.C., an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.
2.Financial Statement Schedules.
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
3.Exhibits.
A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.
ITEM 16.    Form 10-K Summary
None.
105

Avidity Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Avidity Biosciences, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avidity Biosciences, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Clinical Trial Accruals
As described in Notes 2 and 6 to the consolidated financial statements, the Company records accruals for estimated costs incurred for ongoing research and development activities, including clinical trial related activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. As of December 31, 2024, the Company recorded $8.2 million in clinical trial accruals, which was included in accounts payable and accrued expenses on the consolidated balance sheet.

We identified the estimation of clinical trial accruals as a critical audit matter. Management’s judgment was required in estimating the progress of services and the associated costs incurred used to determine the accrued liabilities for clinical trial expenses. Auditing clinical trial accruals was especially challenging due to the nature and extent of audit effort required to address the matter.
The primary procedures we performed to address this critical audit matter included:
•Testing management’s process for estimating clinical trial accruals by: (i) obtaining and inspecting certain agreements and amendments and (ii) confirming total clinical costs incurred and total amounts billed with certain third-party vendors.
•Testing the completeness of the Company’s clinical trial accruals by: (i) evaluating internal materials and publicly available information (such as press releases and public databases that track clinical trials) and (ii) testing invoices received after year-end for certain third-party vendors.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2016.
San Diego, California
February 27, 2025

Avidity Biosciences, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$219,868	$185,082
Marketable securities	1,281,629	410,269
Prepaid and other assets	40,793	15,956
Total current assets	1,542,290	611,307
Property and equipment, net	12,670	8,381
Restricted cash	2,795	295
Right-of-use assets	5,619	8,271
Other assets	521	301
Total assets	$1,563,895	$628,555
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$69,524	$34,341
Accrued compensation	3,663	14,335
Lease liabilities, current portion	3,844	3,639
Deferred revenue, current portion	20,987	28,365
Total current liabilities	98,018	80,680
Lease liabilities, net of current portion	2,957	6,213
Deferred revenue, net of current portion	37,961	40,898
Total liabilities	138,936	127,791
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 119,893 and 79,275 at December 31, 2024 and 2023, respectively	12	8
Additional paid-in capital	2,315,111	1,071,395
Accumulated other comprehensive income	2,902	125
Accumulated deficit	(893,066)	(570,764)
Total stockholders’ equity	1,424,959	500,764
Total liabilities and stockholders’ equity	$1,563,895	$628,555
See accompanying notes.

Avidity Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$10,897	$9,560	$9,224
Operating expenses:
Research and development	303,593	190,968	150,404
General and administrative	86,240	54,190	37,733
Total operating expenses	389,833	245,158	188,137
Loss from operations	(378,936)	(235,598)	(178,913)
Other income (expense):
Interest income	56,882	23,972	4,975
Other expense	(248)	(594)	(57)
Total other income	56,634	23,378	4,918
Net loss	$(322,302)	$(212,220)	$(173,995)
Net loss per share, basic and diluted	$(2.89)	$(2.91)	$(3.34)
Weighted-average shares outstanding, basic and diluted	111,582	73,012	52,162
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	2,777	2,823	(2,511)
Comprehensive loss	$(319,525)	$(209,397)	$(176,506)
See accompanying notes.

Avidity Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	47,754	$5	$566,161	$(187)	$(184,549)	$381,430
Issuance of common stock in public offerings, net of issuance costs of $18,230	21,572	2	344,614	—	—	344,616
Issuance of common stock upon exercise of stock options	351	—	470	—	—	470
Issuance of common stock under employee stock purchase plan	91	—	922	—	—	922
Vesting of early exercise options	—	—	4	—	—	4
Stock-based compensation	—	—	27,139	—	—	27,139
Net loss	—	—	—	—	(173,995)	(173,995)
Other comprehensive loss	—	—	—	(2,511)	—	(2,511)
Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock in a private placement, net of issuance costs of $74 and allocation to deferred revenues (Note 5)	5,075	1	31,189	—	—	31,190
Issuance of common stock in public offerings, net of issuance costs of $1,385	4,107	—	60,547	—	—	60,547
Issuance of common stock upon exercise of stock options	149	—	573	—	—	573
Issuance of common stock under employee stock purchase plan	176	—	1,554	—	—	1,554
Stock-based compensation	—	—	38,222	—	—	38,222
Net loss	—	—	—	—	(212,220)	(212,220)
Other comprehensive income	—	—	—	2,823	—	2,823
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in public offerings, net of issuance costs of $49,749	20,969	2	762,159	—	—	762,161
Issuance of common stock upon exercise of stock options	3,498	—	48,204	—	—	48,204
Issuance of common stock under employee stock purchase plan	179	—	2,209	—	—	2,209
Issuance of common stock in connection with vesting of restricted stock units	747	—	—	—	—	—
Stock-based compensation	—	—	51,363	—	—	51,363
Net loss	—	—	—	—	(322,302)	(322,302)
Other comprehensive income	—	—	—	2,777	—	2,777
Balance at December 31, 2024	119,893	$12	$2,315,111	$2,902	$(893,066)	$1,424,959

See accompanying notes.

Avidity Biosciences, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(322,302)	$(212,220)	$(173,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,776	2,101	1,387
Stock-based compensation expense	51,363	38,222	27,139
Amortization of premiums and discounts on marketable securities, net	(21,447)	(11,274)	(615)
Noncash operating lease costs	3,297	2,978	2,749
Changes in operating assets and liabilities:
Prepaid and other assets	(25,057)	(3,444)	(6,616)
Accounts payable and accrued liabilities	35,183	1,769	18,315
Accrued compensation	(10,672)	3,145	2,250
Operating lease liabilities	(3,696)	(3,328)	(1,762)
Deferred revenue	(10,315)	62,987	(5,120)
Net cash used in operating activities	(300,870)	(119,064)	(136,268)
Cash flows from investing activities
Purchases of marketable securities	(1,433,535)	(461,002)	(355,837)
Maturities of marketable securities	586,400	335,160	168,705
Purchases of property and equipment	(7,066)	(4,228)	(2,823)
Net cash used in investing activities	(854,201)	(130,070)	(189,955)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	762,161	60,547	344,779
Proceeds from issuance of common stock in private placements, net of issuance costs and allocation to deferred revenues (Note 5)	238,388	31,190	—
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	141,395	—	—
Proceeds from the issuance of common stock under employee incentive equity plans	50,413	2,127	1,392
Net cash provided by financing activities	1,192,357	93,864	346,171
Net increase (decrease) in cash, cash equivalents and restricted cash	37,286	(155,270)	19,948
Cash, cash equivalents and restricted cash at beginning of period	185,377	340,647	320,699
Cash, cash equivalents and restricted cash at end of period	$222,663	$185,377	$340,647

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,741	$—
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$3,424	$—	$233
See accompanying notes.

Avidity Biosciences, Inc.
Notes to Consolidated Financial Statements
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
Liquidity
Since inception, the Company has relied on various means of raising capital, including public offerings, various sales agreements, the sale and issuance of convertible preferred stock, funding under collaboration agreements, and a private placement of common stock. The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, advancing its clinical programs and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of December 31, 2024, the Company had an accumulated deficit of $893.1 million and cash, cash equivalents, and marketable securities of $1.5 billion.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.
In December 2023, the Company formed Avidity Biosciences Ireland Limited, a wholly-owned subsidiary (the Subsidiary). The accompanying consolidated financial statements reflect the operations of Avidity Biosciences, Inc. and the Subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The activity and balances attributable to the Subsidiary for the year ended December 31, 2024 were immaterial.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the letters of credit required under the Company’s facility lease and is reported as a long-term asset in the accompanying consolidated balance sheets. Cash and cash equivalents are considered Level 1 investments.
Marketable Securities
The Company’s marketable securities primarily consist of U.S. Government debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses recognized during the periods presented.
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
The Company excludes the applicable accrued interest from both the fair value and amortized costs basis of the Company’s available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid and other assets on the consolidated balance sheets. The Company made an accounting policy election to (1) not measure an allowance for credit loss for accrued interest receivable, and (2) to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected.
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
None of the Company’s non-financial assets are recorded at fair value on a non-recurring basis. The carrying amounts reflected in the Company’s consolidated balance sheets for prepaid and other assets and accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There have been no transfers into or out of Level 3 assets during any of the periods presented.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or an asset group may not be recoverable. If such triggering event is determined to have occurred, the asset’s or asset group’s carrying value is compared to the future undiscounted cash flows expected to be generated. The Company has not recognized any impairment losses in any of the periods presented in these consolidated financial statements.
Segment Information
Our operations constitute a single operating and reportable segment, headquartered in the United States. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer, who reviews consolidated financial information for the purposes of allocating resources and assessing performance.
All of our property and equipment is located within the United States and all of our revenues were derived within the United States.
See Note 10 (Segment Information) for further information.
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
At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC Topic 606 (ASC 606). If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606.
The Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. The Company applies significant judgment when making estimates and assumptions under these agreements, including (i) evaluating whether contractual obligations represent distinct performance obligations, ii) the assessment of whether options represent material rights, (iii) determining whether there are observable standalone prices and allocating transaction price to performance obligations within a contract, (iv) assessing whether any licenses are functional or symbolic, (v) determining when performance obligations have been met, and (vi) assessing the recognition of variable consideration. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.
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
The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid and other assets or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of these accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.
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
Income Taxes
Income taxes are accounted for using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2024, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by taxing authorities.
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
Warrants
The Company accounts for warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as additional paid-in capital in the consolidated balance sheets at the time of issuance. Equity-classified warrants are measured at their estimated fair value on the issuance date.

Stock-Based Compensation
Stock-based compensation expense is incurred related to stock option and restricted stock grants, and to shares sold under the Employee Stock Purchase Plan (ESPP).
Stock-based compensation expense for stock option grants is determined using the Black-Scholes-Merton (BSM) option pricing model and is recorded at the estimated fair value of the award as of the grant date and recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award. Stock-based compensation expense for Restricted Stock Units (RSUs) is recorded at the market price of a share of the Company's stock on the date of grant and is recognized as expense on a straight-line basis over the service period. Stock-based compensation expense for Performance Stock Units (PSUs) is recorded at the market price of a share of the Company's stock on the date of grant and recognized on a straight-line basis over the requisite service periods beginning when the achievement of the performance condition is determined to be probable. Stock-based compensation expense for employee stock purchases under the Company’s ESPP is determined using the BSM option pricing model and is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. These judgments directly affect the amount of compensation expense that will be recognized. Forfeitures are accounted for as incurred.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including cumulative translation adjustments and unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the consolidated statements of operation and comprehensive loss for all periods presented.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	December 31,
	2024	2023	2022
Common stock options issued and outstanding	12,635	12,495	9,352
Restricted stock units	2,111	758	—
Performance stock units	925	750	—
ESPP shares pending issuance	12	12	5
Total	15,683	14,015	9,357
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through standardization and disaggregation of the income tax rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. ASU 2023-09 can be applied either prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires that public business entities disclose additional information about specific expense captions in the notes to financial statements at interim and annual reporting periods. The amendment in the update does not change or remove current expense disclosures, rather, it requires enhanced disaggregated disclosures of specific expense captions and affects where that information is presented within the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 can be applied either prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is applied retrospectively, and early adoption is permitted. The Company adopted ASU 2023-07 in the year ended December 31, 2024.
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$7,439	$7,439	$—	$—
Marketable securities:
U.S. Treasury securities	1,281,139	1,281,139	—	—
Negotiable certificates of deposit	490	—	490	—
Total	$1,289,068	$1,288,578	$490	$—

		Fair Value Measurements Using
As of December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$399,890	$399,890	$—	$—
U.S. Government agency securities	4,998	—	4,998	—
Negotiable certificates of deposit	5,381	—	5,381	—
Total	$410,269	$399,890	$10,379	$—

4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$947,916	$2,154	$(80)	$949,990
Negotiable certificates of deposit	1 or less	490	—	—	490
U.S. Treasury securities	1 - 2	330,321	1,218	(390)	331,149
Total		$1,278,727	$3,372	$(470)	$1,281,629

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$301,053	$102	$(530)	$300,625
U.S. Government agency securities	1 or less	5,000	—	(2)	4,998
Negotiable certificates of deposit	1 or less	4,410	1	(4)	4,407
U.S. Treasury securities	1 - 2	98,701	600	(36)	99,265
Negotiable certificates of deposit	1 - 2	980	—	(6)	974
Total		$410,144	$703	$(578)	$410,269
The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at December 31, 2024 and 2023 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$247,404	$(470)	$—	$—	$247,404	$(470)
Total	$247,404	$(470)	$—	$—	$247,404	$(470)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$214,291	$(566)	$—	$—	$214,291	$(566)
U.S. Government agency securities	4,998	(2)	—	—	4,998	(2)
Negotiable certificates of deposit	3,665	(10)	—	—	3,665	(10)
Total	$222,954	$(578)	$—	$—	$222,954	$(578)
Accrued interest receivable on available-for-sale securities was $8.7 million and $2.6 million at December 31, 2024 and 2023, respectively. We have not written off any accrued interest receivable in any of the periods presented in these consolidated financial statements.

5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement and Securities Purchase Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into (i) a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on the research with MyoKardia Inc. (MyoKardia) and (ii) a Securities Purchase Agreement (the BMS Purchase Agreement) with BMS for the sale of 5,075,304 shares of the Company's common stock in a private placement transaction. The BMS Collaboration Agreement and the BMS Purchase Agreement are referred to herein as the "BMS Agreements." Under the terms of the BMS Collaboration Agreement, BMS will have the right to select up to five cardiovascular targets (each a “Target”) for collaborative research programs under which the Company will utilize its proprietary AOC platform to conduct research and development activities in order to identify, generate, and optimize AOC compounds directed to such Targets with the goal of generating an applicable development candidate. On a Target-by-Target basis, after the Company completes specified research activities in accordance with a research plan, BMS will have the right to develop, manufacture and commercialize such compounds generated during the research term, and products containing such compounds, worldwide. The research and activities conducted under the BMS Collaboration Agreement is governed by a joint steering committee comprised of representatives from the Company and BMS. Avidity received approximately $100 million upfront, including a $60 million nonrefundable cash payment and approximately $40 million from the sale of Avidity common stock at $7.8813 per share, which included an $8.7 million premium for the per share amount in excess of the fair value at the time of the transaction. Avidity is also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits up to low double-digits on net sales. Avidity is responsible for its own research costs incurred under the agreement, subject to a cumulative spending cap of $40 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.
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
The initial consideration related to the $60 million cash payment and approximate $40 million sale of common stock was received prior to December 31, 2023. $9.8 million in revenues were recognized related to the BMS Agreements in 2024. No revenues were recognized related to the BMS Agreements in 2023.
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
The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services and technical and regulatory support provided by the Company. At inception, the Company has identified one performance obligation for the promises under the Lilly Agreement since the elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company recognizes revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the 5-year period in which it expects to deliver its performance obligation. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $1.1 million, $9.5 million, and $9.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no collaboration receivables related to the Lilly Agreement as of December 31, 2024. Collaboration receivables were $0.8 million related to the Lilly Agreement as of December 31, 2023, which are included in prepaid and other assets on the consolidated balance sheets.
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
The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to all collaboration agreements for the years ended December 31, 2024 and 2023 is as follows (in thousands):

Revenue recognized that was included in the balance at the beginning of the period	$(4,933)
Balance at December 31, 2022	6,175
Unearned revenue from cash received during the period	68,736
Revenue recognized that was included in the balance at the beginning of the period	(5,648)
Balance at December 31, 2023	69,263
Revenue recognized that was included in the balance at the beginning of the period	(10,315)
Balance at December 31, 2024	$58,948

6.    Composition of Certain Consolidated Financial Statement Items
Prepaid and other assets (in thousands)

	December 31,
	2024	2023
Accounts receivable	$—	$1,105
Prepaid assets	12,571	7,333
Interest receivable and other assets	28,222	7,518
Total prepaid and other assets	$40,793	$15,956
Property and equipment, net (in thousands)

	December 31,
	2024	2023
Laboratory equipment	$14,180	$11,208
Computers and software	261	127
Office furniture and equipment	1,979	1,979
Leasehold improvements	288	288
Construction in process	3,959	—
Property and equipment, gross	20,667	13,602
Less accumulated depreciation and amortization	(7,997)	(5,221)
Total property and equipment, net	$12,670	$8,381
Depreciation and amortization expense related to property and equipment was $2.8 million, $2.1 million, and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Accounts payable and accrued liabilities (in thousands)

	December 31,
	2024	2023
Accounts payable	$8,461	$8,809
Accrued non-clinical liabilities	17,226	4,054
Accrued manufacturing and technical development	35,680	15,481
Accrued clinical liabilities	8,157	5,997
Total accounts payable and accrued liabilities	$69,524	$34,341
7.    Commitments and Contingencies
Lease Agreements
The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception. During the periods presented, the Company was party to various non-cancellable office and laboratory space operating leases and short-term leases. Short-term leases are not subject to recognition of a right-of-use (ROU) asset or liability or straight-line lease expense requirements.

As of December 31, 2024, the Company’s ROU assets and liabilities related to the operating lease for the Company headquarters are as follows (in thousands):

ROU assets	$5,619

Lease liabilities, current portion	$3,844
Lease liabilities, net of current portion	2,957
Total lease liabilities	$6,801
As of December 31, 2024, maturities of the lease liabilities due under the operating lease are as follows (in thousands):

Year ending December 31,
2025	$3,854
2026	3,639
Total lease payments	7,493
Less imputed interest	(692)
Total operating lease liabilities	6,801
Less lease liabilities, current portion	(3,844)
Lease liabilities, net of current portion	$2,957
Other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid included in operating cash flows	$3,696	$3,328	$1,762
Weighted-average remaining lease term (in years)	1.9	2.9	3.9
Weighted-average discount rate	5.9%	5.9%	5.5%
Lease cost was $3.3 million, $3.0 million and $2.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Short-term and variable lease costs were immaterial for all periods presented.
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc. to rent 105,000 square feet for office and laboratory space for the Company’s future corporate headquarters. The term of the sublease is approximately 9 years, 9 months with payments expected to begin in August 2025. Pursuant to the terms of the sublease agreement, the sublandlord will provide the Company with a tenant improvement allowance of up to $33.6 million. An additional tenant improvement allowance of up to $5.0 million is also available to be repaid in equal installments through monthly rent payments, subject to 8% interest per annum and annual increases of 3% per annum. The Company also has an option and a right of first refusal for an additional 80,000 square feet in an adjacent available building, which has not been exercised. Total aggregate future lease commitments under the sublease agreement are approximately $72.6 million, excluding the option and refusal for the adjacent available building, and inclusive of a 3% annual rent increases and various agreed upon rent abatement amounts. The sublease will be measured and recognized upon commencement of the sublease. As of December 31, 2024, the sublease had not commenced because construction of improvements to bring the facility to its intended use was not substantially complete.
In connection with the sublease agreement, the Company is required to maintain a letter of credit for the benefit of the sublandlord in the amount of $2.5 million, which was delivered in April 2024 and is included in restricted cash in the Company’s consolidated balance sheets.

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
8.    Stockholders’ Equity
Amended and Restated Certificate of Incorporation
On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. There was no preferred stock outstanding as of December 31, 2024, 2023, or 2022.
Common Stock
On November 8, 2022, we entered into a sales agreement (the 2022 Sales Agreement) with the Cowen and Company, LLC (the Sales Agent), under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. During the years ended December 31, 2024 and 2023, we sold 418,408 and 4,107,810 shares of its common stock, respectively, pursuant to the Sales Agreement and received net proceeds of $5.6 million and $60.5 million, respectively, after deducting offering-related transaction costs and commissions of $0.1 million and $1.4 million, respectively.
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
On March 4, 2024, we sold 15,224,773 unregistered shares of our common stock and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 9,030,851 shares of our common stock to investors in a private placement at an offering price of $16.50 per share and $16.499 per pre-funded warrant, which represents the offering price per share of common stock less an exercise price of $0.001 per share. We valued the common stock at the offering price, concluding that the offering price approximated fair value. The net proceeds from the private placement were $379.8 million after deducting placement fees and offering costs of $20.4 million. The resale of the shares, including the shares issuable upon exercise of the pre-funded warrants, were subsequently registered on a Registration Statement on Form S-3 filed with the SEC on April 2, 2024, which became automatically effective upon its filing.
The pre-funded warrants are a freestanding instrument that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. We valued the pre-funded warrants at the offering price, concluding that the offering price approximated fair value. The pre-funded warrants meet the equity classification criteria and were accounted for as a component of additional paid-in capital. The pre-funded warrants are immediately exercisable and do not expire.
One of the investors who participated in the private placement met the criteria of a related party as such investor was a principal owner of more than 10% of the voting interest in the Company (the Principal Owner). The Principal Owner purchased 2,121,213 shares of the Company's common stock for $35.0 million. The purchase of common stock under the private placement by the Principal Owner was carried out at arm's length as substantiated by the fact that the per share purchase price equaled the price paid by other participants. No amounts were due from the Principal Owner as of December 31, 2024.

On June 17, 2024, we completed a public offering of 12,132,500 shares of our common stock at a public offering price of $38.00 per share. Net proceeds from the offering were approximately $432.8 million, after deducting underwriting discounts and offering expenses of $28.3 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon its filing on May 9, 2024.
On August 9, 2024, we entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent) which contained substantially similar terms as the 2022 Sales Agreement. The 2022 Sales Agreement was terminated upon effectiveness of the 2024 Sales Agreement. Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. As of December 31, 2024, we had sold no shares of our common stock under the 2024 Sales Agreement.
On August 16, 2024, we completed a public offering of 8,418,000 shares of our common stock at a public offering price of $41.00 per share. Net proceeds from the offering were approximately $323.7 million, after deducting underwriting discounts and offering expenses of $21.4 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon its filing on May 9, 2024.
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
A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At December 31, 2024, 1,591,462 shares were available for grant under the 2020 Plan, inclusive of 3,963,742 additional shares which were reserved for issuance during the year ended December 31, 2024.
In December 2022, the Company’s board of directors adopted the 2022 Employment Inducement Incentive Award Plan, which it amended in June 2024 (the Inducement Plan). Under the Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company or an affiliate. A total of 4,500,000 shares of common stock were reserved for issuance under the Inducement Plan. At December 31, 2024, 697,350 shares were available for grant under the Inducement Plan, inclusive of 3,000,000 additional shares which were reserved for issuance during the year ended December 31, 2024.
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

Stock option activity in 2024 for employee and non-employee awards and related information is as follows (in thousands, except per share and contractual term data):

	Number of Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	12,495	$14.91
Granted	4,162	27.06
Exercised	(3,498)	13.78
Forfeited/expired	(524)	15.70
Balance at December 31, 2024	12,635	$19.19	7.88	$149,957
Vested and expected to vest at December 31, 2024	12,635	$19.19	7.88	$149,957
Exercisable at December 31, 2024	5,772	$15.32	6.89	$79,900
The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at December 31, 2024 and the exercise price of stock options that had strike prices below the closing price.
The following summarizes additional information regarding stock options (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Cash received from options exercised	$48,207	$573	$470
Intrinsic value of options exercised	$83,422	$2,421	$6,724
Weighted-average grant date fair value per share	$19.26	$10.33	$11.11
The total intrinsic values of options exercised was calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.
Restricted Stock Units and Performance Stock Units
During the year ended December 31, 2024, under the 2020 Incentive Award Plan and the 2022 Employment Inducement Incentive Award Plan, the Company granted Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) to employees of the Company. PSUs were granted to the Company's officers.
RSUs and PSUs are valued at the market price of a share of the Company’s stock on the date of grant. RSUs vest ratably on an annual basis over a service period and are payable in shares of common stock on the vesting date. Compensation expense for RSUs is recognized on a straight-line basis over the service period. Compensation expense for PSUs is recognized on a straight-line basis over the requisite service periods when the achievement of the performance condition is determined to be probable, using management's best estimate. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized, and any previously recognized expense is reversed. Forfeitures are recorded in the period in which they occur.
The following table summarizes the RSU activity for the year ended December 31, 2024 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	758	$18.73
Granted	1,711	25.51
Vested	(184)	18.79
Forfeited	(174)	14.82
Balance at December 31, 2024	2,111	$24.54
During the years ended December 31, 2024 and 2023, stock-based compensation expense of $7.0 million and $0.9 million was recognized, respectively. There was no stock-based compensation expense recognized for the year ended December 31, 2022. During the year ended December 31, 2024, 184,293 RSUs vested with a total fair value of $3.5 million. During the years ended December 31, 2023 and 2022, no RSUs vested.
The following table summarizes the PSU activity for the year ended December 31, 2024 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	750	$6.57
Granted	738	43.22
Vested	(563)	6.57
Forfeited	—	—
Balance at December 31, 2024	925	$35.80
During the year ended December 31, 2024, the performance conditions related to 750,000 units of outstanding PSUs were met or deemed probable resulting in (1) the vesting of 562,500 shares, (2) the expected vesting of 187,500 shares in March 2025, and (3) the recognition of $4.8 million in stock-based compensation expense. No stock-based compensation expense has been recognized for the remaining 738,000 outstanding PSUs as the performance conditions were not deemed probable. The total fair value of PSU shares vested during the year ended December 31, 2024 was $22.1 million. During the years ended December 31, 2023 and 2022, no PSUs vested and no stock-based compensation expense was recognized.
Employee Stock Purchase Plan
In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 179,150, 175,511, and 90,535 shares of common stock under the ESPP during the years ended December 31, 2024, 2023, and 2022, respectively. The Company had an outstanding liability of $0.3 million at December 31, 2024, which is included in accounts payable and accrued liabilities on the consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of December 31, 2024, 193,367 shares of common stock were available for issuance under the ESPP.

Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Risk-free interest rate	3.5% - 4.7%	3.5% - 4.9%	1.5% - 4.2%	4.3% - 5.4%	5.4%	2.2% - 4.7%
Expected volatility	79% - 82%	78% - 82%	85%	64% - 82%	68% - 76%	78% - 79%
Expected term (in years)	5.3 - 6.1	5.5 - 6.1	5.5 - 6.1	0.5	0.5	0.5
Expected dividend yield	—%	—%	—%	—%	—%	—%
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
The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development expense	$26,120	$22,007	$15,222
General and administrative expense	25,243	16,215	11,917
Total stock-based compensation expense	$51,363	$38,222	$27,139
As of December 31, 2024, the unrecognized compensation cost related to outstanding time-based options and RSUs was $102.5 million and $45.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 3.2 years, respectively. Unrecognized compensation cost related to PSUs was $32.1 million as of December 31, 2024 for which $0.2 million is deemed probable and is expected to be recognized over a weighted-average period of 0.2 years. As of December 31, 2024, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.9 million, which is expected to be recognized over a weighted-average period of 0.5 years.

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
No provision for income taxes was recorded for the years ended December 31, 2024, 2023, and 2022.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) at statutory rates	$(67,683)	$(44,566)	$(36,539)
State income tax, net of federal benefit	(8,170)	(5,882)	(11,821)
Permanent items	66	51	1
Reserve for uncertain tax positions	10,572	5,993	2,583
Research and development tax credits	(42,279)	(24,054)	(9,983)
Valuation allowance	98,813	61,332	54,093
Stock-based compensation	(15,264)	3,331	492
Section 162(m) disallowance	20,604	291	1,077
Rate adjustment	2,766	2,526	(5)
Other	575	978	102
Income tax expense (benefit)	$—	$—	$—
Significant components of the Company’s deferred tax assets as of December 31, 2024, and 2023 are shown below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$83,371	$72,658
Section 174 R&E capitalization	103,288	52,085
Research and development tax credits	62,793	31,053
Deferred revenue	12,529	125
Accrued expenses	287	2,809
Intangibles and fixed assets	698	1,265
Lease liabilities	1,446	2,342
Stock-based compensation	8,418	12,451
Total deferred tax assets	272,830	174,788
Less valuation allowance	(271,636)	(172,822)
Net deferred tax assets	1,194	1,966
Deferred tax liabilities:
Right-of-use assets	(1,194)	(1,966)
Total deferred tax liabilities	(1,194)	(1,966)
Net deferred tax assets	$—	$—
The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be released. The change in the valuation allowance was an increase of $98.8 million and $61.3 million for the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company had federal and state net operating loss (NOL) carryforwards of $249.4 million and $439.3 million, respectively. The federal NOL carryforwards will carryforward indefinitely and can offset 80% of future taxable income each year, and the state NOLs begin to expire in 2039 unless previously utilized.
At December 31, 2024, the Company had federal and state research and development tax credits of approximately $13.3 million and $15.8 million, respectively. The federal research and development tax credits begin to expire in 2039 unless previously utilized, and the California state credits carry forward indefinitely. At December 31, 2024, the Company had federal orphan drug tax credits of $58.0 million, which begin to expire in 2041.
Pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company’s ability to use NOL and R&D tax credit carryforwards (“tax attribute carryforwards”) to offset future taxable income may be limited if the Company experienced a cumulative change in ownership by certain stockholders or groups of stockholders of more than 50 percentage points within a three-year testing period. The Company determined there was one ownership change through December 31, 2023. Limitations as a result of these ownership changes did not impact the Company’s deferred tax assets. Due to the existence of a valuation allowance, impacts to the Company’s deferred tax assets would not impact the Company’s effective tax rate.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$11,049	$4,771	$1,996
Increases related to current year positions	11,110	6,156	2,614
Increases related to prior year positions	—	122	161
Gross unrecognized tax benefits at the end of the year	$22,159	$11,049	$4,771
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
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2024 or 2023.
As of December 31, 2024, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by U.S. federal and various state taxing authorities.

10.    Segment Information
Our operations constitute a single operating and reportable segment. Factors considered in determining operating and reportable segments include the organization of our business, the nature of our technology and the information reviewed by our CODM. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer. Our revenues are derived from our research collaboration and license agreements, which are further described in “Note 5 – Collaboration, License and Research Agreements”. The CODM utilizes consolidated net loss in assessing performance and allocating resources by comparing net loss against prior periods and the Company’s forecast. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$10,897	$9,560	$9,224
Operating expenses, excluding stock-based compensation and depreciation
Research and development	(275,176)	(167,299)	(134,184)
General and administrative	(60,518)	(37,536)	(25,427)
Total operating expenses, excluding stock-based compensation and depreciation	(335,694)	(204,835)	(159,611)
Stock-based compensation	(51,363)	(38,222)	(27,139)
Depreciation	(2,776)	(2,101)	(1,387)
Total operating expenses	(389,833)	(245,158)	(188,137)
Other income	56,634	23,378	4,918
Net loss	$(322,302)	$(212,220)	$(173,995)
The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	December 31,
	2024	2023
Cash, cash equivalents and marketable securities	$1,501,497	$595,351

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Field Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/16/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	12/13/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	5/22/2020	4.1

4.2	Description of Registrant's Securities	10-K	3/15/2021	4.3

4.3	Form of Pre-Funded Warrant	8-K	2/29/2024	4.1

10.1#	Avidity Biosciences, Inc. 2013 Amended and Restated Equity Incentive Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1	5/22/2020	10.1

10.2#	Avidity Biosciences, Inc. 2020 Incentive Award Plan, including forms of grant notices and agreements thereunder.	10-K	2/28/2024	10.2

10.3#	Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	6/8/2020	10.3

10.4#	Amended and Restated Non-Employee Director Compensation Program.	10-Q	5/9/2024	10.1

10.5#	Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan, including form of stock option grant notice and stock option agreement and form of restricted stock unit grant notice and restricted stock unit agreement thereunder.	10-K	2/28/2023	10.5

10.6#	Amendment to Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	6/12/2024	10.1

10.7#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Sarah Boyce.	10-Q	11/7/2024	10.2

10.8#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Michael MacLean.	10-Q	11/7/2024	10.3

10.9#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and W. Michael Flanagan.	10-Q	11/7/2024	10.4

10.10#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Teresa McCarthy.	10-Q	11/7/2024	10.5

10.11#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and John B. Moriarty, Jr.	10-Q	11/7/2024	10.6

10.12#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Steven Hughes.				X

10.13#	Amended and Restated Employment Agreement, dated August 29, 2024, by and between the Registrant and Kathleen Gallagher.				X

10.14#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Eric Mosbrooker.				X

10.15#	Offer of Employment and Employment Agreement, dated December 12, 2024, by and between the Registrant. and Charles Calderaro III.				X

10.16#	Form of Indemnification Agreement for Directors and Officers.	S-1	5/22/2020	10.11

10.17†	Research Collaboration and License Agreement, dated April 17, 2019, by and between Eli Lilly and Company and the Registrant.	S-1	5/22/2020	10.12

10.18†	Research Collaboration and License Agreement, dated November 27, 2023, by and between Bristol-Myers Squibb Company and the Registrant.	10-K	2/28/2024	10.13

10.19	Amended and Restated Lease Agreement, dated December 18, 2020, by and between ARE-SD Region No. 44, LLC and the Registrant.	10-K	3/15/2021	10.14

10.20	Sublease Agreement, dated April 29, 2024, by and between Turning Point Therapeutics, Inc. and the Registrant.				X

10.21	Sales Agreement, dated August 9, 2024, by and between Avidity Biosciences, Inc. and TD Securities (USA) LLC	10-Q	8/9/2024	10.2

19.1	Amended and Restated Insider Trading Compliance Policy and Procedures				X

21.1	Subsidiaries of the Registrant.	10-K	2/28/2024	21.1

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.				X

31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Avidity Biosciences, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/28/2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sarah Boyce	President, Chief Executive Officer and	February 27, 2025
Sarah Boyce	Director (Principal Executive Officer)

/s/ Michael F. MacLean	Chief Financial Officer	February 27, 2025
Michael F. MacLean	(Principal Financial and Accounting Officer)

/s/ Troy Wilson	Chair of the Board of Directors	February 27, 2025
Troy Wilson, Ph.D., J.D.

/s/ Carsten Boess	Director	February 27, 2025
Carsten Boess

/s/ Noreen Henig	Director	February 27, 2025
Noreen Henig, M.D.

/s/ Edward Kaye	Director	February 27, 2025
Edward Kaye, M.D.

/s/ Jean Kim	Director	February 27, 2025
Jean Kim

/s/ Arthur A. Levin	Director	February 27, 2025
Arthur A. Levin, Ph.D.

/s/ Simona Skerjanec	Director	February 27, 2025
Simona Skerjanec

/s/ Tamar Thompson	Director	February 27, 2025
Tamar Thompson