Form 10-Q
period 2025-03-31
Avidity Biosciences, Inc.
filed 2025-05-08
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2025, the registrant had 120,538,359 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,203	$219,868
Marketable securities	1,125,674	1,281,629
Prepaid and other assets	55,098	40,793
Total current assets	1,434,975	1,542,290
Property and equipment, net	15,637	12,670
Restricted cash	2,795	2,795
Right-of-use assets	4,929	5,619
Other assets	739	521
Total assets	$1,459,075	$1,563,895
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$54,189	$69,524
Accrued compensation	12,814	3,663
Lease liabilities, current portion	3,884	3,844
Deferred revenue, current portion	13,978	20,987
Total current liabilities	84,865	98,018
Lease liabilities, net of current portion	2,090	2,957
Deferred revenue, net of current portion	43,397	37,961
Total liabilities	130,352	138,936
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 120,512 and 119,893 at March 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	2,334,784	2,315,111
Accumulated other comprehensive income	2,766	2,902
Accumulated deficit	(1,008,839)	(893,066)
Total stockholders’ equity	1,328,723	1,424,959
Total liabilities and stockholders’ equity	$1,459,075	$1,563,895
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$1,573	$3,543
Operating expenses:
Research and development	99,490	66,832
General and administrative	33,600	13,898
Total operating expenses	133,090	80,730
Loss from operations	(131,517)	(77,187)
Other income (expense):
Interest income	16,179	8,433
Other expense	(435)	(101)
Total other income	15,744	8,332
Net loss	$(115,773)	$(68,855)
Net loss per share, basic and diluted	$(0.90)	$(0.79)
Weighted-average shares outstanding, basic and diluted	129,232	87,212
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(170)	(589)
Foreign currency translation adjustment	34	—
Comprehensive loss	$(115,909)	$(69,444)
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	119,893	$12	$2,315,111	$2,902	$(893,066)	$1,424,959
Issuance of common stock upon exercise of stock options	114	—	1,937	—	—	1,937
Issuance of common stock in connection with vesting of restricted stock units and performance stock units	505	—	—	—	—	—
Stock-based compensation	—	—	17,736	—	—	17,736
Net loss	—	—	—	—	(115,773)	(115,773)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at March 31, 2025	120,512	$12	$2,334,784	$2,766	$(1,008,839)	$1,328,723

Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock upon exercise of stock options	541	—	3,896	—	—	3,896
Issuance of common stock in public offering, net of issuance costs of $143	418	—	5,594	—	—	5,594
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in connection with vesting of restricted stock units	135	—	—	—	—	—
Stock-based compensation	—	—	10,306	—	—	10,306
Net loss	—	—	—	—	(68,855)	(68,855)
Other comprehensive loss	—	—	—	(589)	—	(589)
Balance at March 31, 2024	95,594	$10	$1,470,972	$(464)	$(639,619)	$830,899
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(115,773)	$(68,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	785	641
Stock-based compensation expense	17,736	10,306
Amortization of premiums and discounts on marketable securities, net	(5,157)	(2,960)
Non-cash operating lease costs	824	828
Changes in operating assets and liabilities:
Prepaid and other assets	(14,522)	(2,528)
Accounts payable and accrued liabilities	(15,342)	2,575
Accrued compensation	9,151	(6,539)
Operating lease liabilities	(958)	(887)
Deferred revenue	(1,573)	(2,961)
Net cash used in operating activities	(124,829)	(70,380)
Cash flows from investing activities
Proceeds from maturities of marketable securities	330,211	109,725
Purchases of marketable securities	(169,270)	(141,557)
Purchases of property and equipment	(3,753)	(915)
Net cash provided by (used) in investing activities	157,188	(32,747)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	5,594
Proceeds from issuance of common stock under employee incentive equity plans	1,937	3,655
Proceeds from the issuance of common stock in a private placement, net of issuance costs	—	238,647
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	—	141,549
Net cash provided by financing activities	1,937	389,445
Effect of exchange rate on cash, cash equivalents and restricted cash	39	—
Net increase in cash, cash equivalents and restricted cash	34,335	286,318
Cash, cash equivalents and restricted cash at beginning of period	222,663	185,377
Cash, cash equivalents and restricted cash at end of period	$256,998	$471,695

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with deferred financing costs included in accounts payable and accrued liabilities	$—	$413
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued liabilities	$904	$228
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
Liquidity
Since inception, the Company has relied on various means of raising capital, including public offerings, ATM sales agreements, the sale and issuance of convertible preferred stock, funding under collaboration agreements, and private placements of common stock. The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research and preclinical studies, advancing its clinical programs, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of March 31, 2025, the Company had an accumulated deficit of $1.0 billion and cash, cash equivalents and marketable securities of $1.4 billion.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K filed with the SEC on February 27, 2025.
In December 2023, the Company formed Avidity Biosciences Ireland Limited, a wholly-owned subsidiary (the Subsidiary). The accompanying condensed consolidated financial statements reflect the operations of Avidity Biosciences, Inc. and the Subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Although estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025. There have been no significant changes to these policies during the three months ended March 31, 2025.
Foreign Currency Translation
The foreign subsidiary uses its local currency as the functional currency. The financial statements of the foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date for assets and liabilities, stockholders’ equity is translated at the historical rates, and revenues and expenses are translated at the average exchange rates for the period. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	March 31,
	2025	2024
Common stock options issued and outstanding	14,081	13,485
Restricted stock units	2,630	1,415
Performance stock units	810	750
ESPP shares pending issuance	61	85
Total	17,582	15,735
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
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of March 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$1,125,674	$1,125,674	$—	$—
Total	$1,125,674	$1,125,674	$—	$—

		Fair Value Measurements Using
As of December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$7,439	$7,439	$—	$—
Marketable securities:
U.S. Treasury securities	1,281,139	1,281,139	—	—
Negotiable certificates of deposit	490	—	490	—
Total	$1,289,068	$1,288,578	$490	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of March 31, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$834,073	$1,700	$(59)	$835,714
U.S. Treasury securities	1 - 2	288,870	1,156	(66)	289,960
Total		$1,122,943	$2,856	$(125)	$1,125,674

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$947,916	$2,154	$(80)	$949,990
Negotiable certificates of deposit	1 or less	490	—	—	490
U.S. Treasury securities	1 - 2	330,321	1,218	(390)	331,149
Total		$1,278,727	$3,372	$(470)	$1,281,629
The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at March 31, 2025 and December 31, 2024 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$262,348	$(125)	$—	$—	$262,348	$(125)
Total	$262,348	$(125)	$—	$—	$262,348	$(125)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$247,404	$(470)	$—	$—	$247,404	$(470)
Total	$247,404	$(470)	$—	$—	$247,404	$(470)
Accrued interest receivable on available-for-sale securities was $8.8 million and $8.7 million at March 31, 2025 and December 31, 2024, respectively. The Company has not written off any accrued interest receivable for the three months ended March 31, 2025 and 2024.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on its research with MyoKardia Inc. In connection with the BMS Collaboration Agreement, the Company recognized revenue of $1.6 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. There were no collaboration receivables related to the BMS Collaboration Agreement in any of the periods presented.
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. In connection with the Lilly Agreement, the Company recognized no revenue for the three months ended March 31, 2025 and $1.1 million for the three months ended March 31, 2024. There were no collaboration receivables related to the Lilly Agreement as of March 31, 2025 and December 31, 2024. There was no deferred revenue related to the Lilly Agreement at March 31, 2025.
The amounts received that have not yet been recognized as revenue are deferred on the Company’s condensed consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to all collaboration agreements for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

Balance at December 31, 2024	$58,948
Revenue recognized that was included in the balance at the beginning of the period	(1,573)
Balance at March 31, 2025	$57,375

Balance at December 31, 2023	$69,263
Revenue recognized that was included in the balance at the beginning of the period	(2,961)
Balance at March 31, 2024	$66,302
6.    Composition of Certain Consolidated Financial Statement Items
Prepaid and other assets (in thousands)

	March 31, 2025	December 31, 2024
Prepaid assets	$18,516	$12,571
Interest receivable and other assets	36,582	28,222
Total prepaid and other assets	$55,098	$40,793
Property and equipment, net (in thousands)

	March 31, 2025	December 31, 2024
Laboratory equipment	$14,702	$14,180
Computers and software	262	261
Office furniture and equipment	1,979	1,979
Leasehold improvements	288	288
Construction in process	7,188	3,959
Property and equipment, gross	24,419	20,667
Less accumulated depreciation	(8,782)	(7,997)
Total property and equipment, net	$15,637	$12,670
Depreciation expense related to property and equipment was $0.8 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
Accounts payable and accrued liabilities (in thousands)

	March 31, 2025	December 31, 2024
Accounts payable	$6,633	$8,461
Accrued non-clinical liabilities	13,107	17,226
Accrued manufacturing and technical development	29,316	35,680
Accrued clinical liabilities	5,133	8,157
Total accounts payable and accrued liabilities	$54,189	$69,524

7.    Commitments and Contingencies
Operating Lease
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc. (the Sublease) to rent 105,000 square feet for office and laboratory space for the Company’s future corporate headquarters. The term of the Sublease is approximately 9 years, 9 months with payments expected to begin in August 2025. Pursuant to the terms of the Sublease, the sublandlord will provide the Company with a tenant improvement allowance of up to $33.6 million. An additional tenant improvement allowance of up to $5.0 million is also available to be repaid in equal installments through monthly rent payments, subject to 8% interest per annum and annual increases of 3% per annum. Total aggregate future lease commitments under the Sublease are approximately $72.6 million, excluding the option for the adjacent available building, and inclusive of 3% annual rent increases and various agreed upon rent abatement amounts. The Sublease will be measured and recognized upon commencement of the Sublease. As of March 31, 2025, the sublease had not commenced because construction of improvements to the facility for its intended use was not substantially complete.
In March 2025, the Company exercised the option to rent an additional 80,000 square feet in an adjacent available building under the amended sublease agreement with Turning Point Therapeutics, Inc. (the Amended Sublease). The term of the Amended Sublease is approximately 9 years, 1 month with payments expected to begin in April 2026. Pursuant to the terms of the Amended Sublease, the sublandlord will provide the Company with a tenant improvement allowance of up to $19.9 million. An additional tenant improvement allowance of $5.1 million is also available under the master lease but it requires the Company to spend $3.4 million of its own funds to receive the full $5.1 million additional allowance. If the full amount is not utilized, the Company is obligated to repay any unutilized tenant improvement amount in cash or forfeiture of rent abatement up to a maximum of $1.8 million. Total aggregate future lease commitments under the Amended Sublease are approximately $53.7 million and inclusive of 3% annual rent increases and various agreed upon rent abatement amounts. The Amended Sublease will be measured and recognized upon commencement of the Amended Sublease. As of March 31, 2025, the Amended Sublease had not commenced because construction of improvements to the facility for its intended use was not substantially complete.
In connection with the Sublease, the Company is required to maintain a letter of credit for the benefit of the sublandlord in the amount of $2.5 million, which was delivered in April 2024 and is included in restricted cash in the Company’s condensed consolidated balance sheets.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no such matters currently outstanding for which any liabilities have been accrued.
8.    Stockholders’ Equity
Common Stock
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Cowen and Company, LLC (the 2022 Sales Agent), under which the Company could, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the 2022 Sales Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the 2022 Sales Agent. During the three months ended March 31, 2024, the Company sold 418,408 shares of its common stock pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million, after deducting offering-related transaction costs and commissions of $0.1 million. The Company terminated the 2022 Sales Agreement, effective August 9, 2024.
On August 9, 2024, the Company entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent) which contained substantially similar terms as the 2022 Sales Agreement. Under the 2024 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. The Company is not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. During the three months ended March 31, 2025, the Company did not sell shares of its common stock pursuant to the 2024 Sales Agreement.
Stock Options
Stock option activity for employee and non-employee awards and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding balance at December 31, 2024	12,635	$19.19
Granted	1,707	31.44
Exercised	(114)	16.90
Forfeited/expired	(147)	21.71
Outstanding balance at March 31, 2025	14,081	$20.67
Restricted Stock Units and Performance Stock Units
During the three months ended March 31, 2025, under the 2020 Incentive Award Plan and the 2022 Employment Inducement Incentive Award Plan, the Company granted Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) to employees of the Company. PSUs were granted to the Company's officers.
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
The following table summarizes the RSU activity for the three months ended March 31, 2025 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested balance at December 31, 2024	2,111	$24.54
Granted	875	31.44
Vested	(318)	15.27
Forfeited	(38)	27.02
Issued and unvested balance at March 31, 2025	2,630	$27.92
During the three months ended March 31, 2025, 317,661 RSUs vested with a total fair value of $9.3 million.

The following table summarizes the PSU activity for the three months ended March 31, 2025 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested balance at December 31, 2024	925	$35.80
Granted	73	31.42
Vested	(188)	6.57
Forfeited	—	—
Issued and unvested balance at March 31, 2025	810	$42.17
During the three months ended March 31, 2025, 187,500 PSUs vested with a total fair value of $5.9 million.
Employee Stock Purchase Plan
The Company did not issue shares of common stock under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2025 and 2024, respectively. The Company had an outstanding liability of $1.5 million at March 31, 2025, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of March 31, 2025, 1,392,267 shares of common stock were available for issuance under the ESPP.
Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

Options
Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.1% - 4.5%	3.9% - 4.3%
Expected volatility	75% - 76%	79% - 80%
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Expected dividend yield	—%	—%
Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
Expected Volatility. The expected volatility of stock options is based on the average historical volatility of the Company's common stock. Prior to 2025, the Company estimated volatility based on the average historical volatilities of common stock of comparable publicly traded companies and the Company's own volatility. The expected volatility for employee stock purchases under the ESPP is based on the Company's own historical volatility for the prior six months to conform with the six-month ESPP offering period.
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

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$9,119	$5,737
General and administrative expense	8,617	4,569
Total stock-based compensation expense	$17,736	$10,306
Stock-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$12,316	$8,920
RSUs	4,746	1,176
PSUs	173	—
ESPP	501	210
Total stock-based compensation expense	$17,736	$10,306
As of March 31, 2025, the unrecognized compensation cost related to outstanding time-based options and RSUs was $125.2 million and $66.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 and 3.3 years, respectively. As of March 31, 2025 the unrecognized compensation cost related to PSUs was $34.2 million, none of which was deemed probable. As of March 31, 2025, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 0.2 years.

9. Segment Information
The Company's operations constitute a single operating and reportable segment. The material accounting policies of the segments are described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2024. The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer, who utilizes consolidated net loss in assessing performance and allocating resources by comparing net loss against prior periods and the Company’s forecast. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$1,573	$3,543
Operating expenses, excluding stock-based compensation and depreciation
Research and development	(89,706)	(60,572)
General and administrative	(24,863)	(9,211)
Total operating expenses, excluding stock-based compensation and depreciation	(114,569)	(69,783)
Stock-based compensation	(17,736)	(10,306)
Depreciation	(785)	(641)
Total operating expenses	(133,090)	(80,730)
Other income	15,744	8,332
Net loss	$(115,773)	$(68,855)
The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	March 31, 2025	December 31, 2024
Cash, cash equivalents and marketable securities	$1,379,877	$1,501,497

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q and with our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations, both of which are contained in our annual report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on February 27, 2025.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, inflationary pressures, and the ongoing hostilities outside the United States on our business, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our pipeline currently has three programs in potentially registrational trials. Delpacibart etedesiran, abbreviated as del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in Phase 3 development with the global HARBOR™ trial. Del-desiran is also being studied in the ongoing MARINA-OLE™ trial with all of the participants who completed the Phase 1/2 MARINA® trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in Phase 1/2 development with the FORTITUDE™ trial. Delpacibart zotadirsen, or del-zota (formerly AOC 1044), is designed for people living with Duchenne muscular dystrophy, or DMD, and is currently in development with the Phase 2 EXPLORE44 Open-Label Extension (OLE) study. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Del-desiran, del-brax and del-zota have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, the FDA has granted del-desiran Breakthrough Therapy designation for the treatment of DM1 and granted del-zota Rare Pediatric Disease designation. Del-desiran has also been granted Orphan Drug Designation by the Japan Ministry of Health, Labour and Welfare (MHLW).
Phase 3 HARBORTM Trial for DM1 (del-desiran)

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
In June 2024, we announced the initiation of our global Phase 3 HARBOR trial and began administration of del-desiran. The HARBOR trial is a randomized, placebo-controlled, double-blind pivotal study designed to evaluate del-desiran in approximately 150 people (age 16 and older) living with DM1. The trial will be conducted at approximately 40 sites globally. Patients will be administered either del-desiran or placebo (1:1) every eight weeks. The trial is designed to assess multiple key functional aspects of DM1. The primary endpoint is video hand opening time (vHOT), a measurement of myotonia, which is the hallmark symptom of DM1. Key secondary endpoints include muscle strength as measured by hand grip strength and quantitative muscle testing (QMT) total score, and activities of daily living as measured by DM1-Activ. All study participants, regardless of whether they receive active treatment or placebo, will have the option to enroll into an open-label extension trial where all patients will receive active drug.
We remain on track to deliver multiple updates from the del-desiran program including:
▪Expected completion of enrollment for the ongoing Phase 3 HARBOR™ trial in mid-2025.
▪Plan to provide an update from the ongoing MARINA-OLE™ trial including long-term 4mg/kg and safety data in the fourth quarter 2025.
▪Expected publication of data analyses from the completed Phase 1/2 MARINA® trial during 2025.
▪Planned marketing application submissions starting 2026, including in the U.S., European Union and Japan.
Phase 1/2 EXPLORE44® Trial for DMD44 (del-zota)
Del-zota is currently being studied for the treatment of people living with DMD44 and is the first of multiple AOCs we are developing for DMD. Del-zota is designed to deliver PMO to skeletal muscle and heart tissue to specifically skip exon 44 of dystrophin mRNA to enable production of near full-length functional dystrophin. Del-zota is currently in Phase 2 development as part of the EXPLORE44-OLE™ study in people living with DMD44.
In February 2025, we announced completion of enrollment in the EXPLORE44-OLE™ study. In March 2025, we reported positive top-line del-zota data from our completed Phase 1/2 EXPLORE44® trial for people living with DMD44. The topline data from the randomized, double-blind, placebo-controlled Phase 1/2 EXPLORE44 trial demonstrated consistent, statistically significant improvements across key biomarkers as well as favorable safety and tolerability of del-zota across two dose levels, 5 mg/kg and 10 mg/kg. Participants received three doses of either 5 mg/kg del-zota or placebo every six weeks, or 10 mg/kg del-zota or placebo every eight weeks. Data on muscle delivery, exon skipping, dystrophin production and creatine kinase levels were assessed from seven (7) participants in the 5 mg/kg cohort, 10 participants in the 10 mg/kg cohort, and six (6) placebo participants, 28 days after the third dose. Safety and tolerability data were assessed from 26 participants in the completed Phase 1/2 EXPLORE44 trial and 38 participants in the ongoing EXPLORE44-OLE study, as of January 22, 2025.
Based on the consistent data between the 5 mg/kg every six weeks and the 10mg/kg every eight weeks groups across all parameters, we selected the dose of 5 mg/kg every six weeks of del-zota for the planned Biologics License Application (BLA) submission and future clinical studies. Participants currently receiving the 10 mg/kg dose in the EXPLORE44-OLE trial are in the process of being transitioned to 5 mg/kg every six weeks. We intend to use the data from the Phase 1/2 EXPLORE44 and EXPLORE44-OLE studies to support our first BLA submission, planned for year-end 2025.
We remain on track to deliver multiple updates from the del-zota program including:
▪Expected first BLA submission for del-zota at year end 2025
▪Plan to present topline and functional data from the ongoing EXPLORE44-OLE trial in the fourth quarter of 2025

Phase 1/2 FORTITUDETM Trial for FSHD (del-brax)
Del-brax is currently being studied in the Phase 1/2 FORTITUDE™ trial in adult and adolescent participants with facioscapulohumeral muscular dystrophy (FSHD). We are developing del-brax to treat the underlying cause of FSHD, which is the abnormal expression of the DUX4 gene. The FORTITUDE trial is a randomized, placebo-controlled, double-blind, Phase 1/2 clinical trial designed to evaluate single and multiple doses of del-brax in 90 participants with FSHD. FORTITUDE is evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of del-brax administered intravenously. Activity of del-brax is being assessed using key biomarkers, including DUX4-regulated muscle and circulating biomarkers and magnetic resonance imaging (MRI) measures of muscle volume and composition. Though the Phase 1/2 trial is not statistically powered to assess functional benefit, it explores the clinical activity of del-brax including measures of mobility and muscle strength as well as patient reported outcomes and quality of life measures.
In March 2025 we announced that enrollment has been completed for the del-brax biomarker cohort with a total of 51 participants enrolled. This is an important milestone for Avidity as we pursue a potential accelerated approval path in the United States for del-brax. We remain on track to deliver multiple updates from the del-brax program in Q2 including:
•Regulatory alignment on a potential accelerated approval path in the United States
•Regulatory alignment on the design of the global Phase 3 trial as well as initiation of the trial; and
•Topline data from the dose escalation cohorts in the FORTITUDE trial.
The FORTITUDE trial has a total of three dose cohorts. The first two dose escalation cohorts evaluated 2 mg/kg or 4 mg/kg of del-brax versus placebo and were designed to assess safety as well as inform the dose and dose regimen of del-brax for additional studies. We have completed enrollment in the dose escalation cohorts and identified 2 mg/kg every six weeks of del-brax as the dose for future clinical trials.
The third, ongoing biomarker cohort in the FORTITUDE trial is designed for a potential accelerated approval path in the U.S. It is assessing the impact of del-brax 2 mg/kg every six weeks versus placebo for 12 months in people living with FSHD, ages 16-70. The primary endpoints of the study cohort are changes in DUX4-regulated gene expression and DUX4-regulated circulating biomarker. Enrollment in the biomarker cohort is complete.
Company Advancements
We are advancing and expanding our innovative AOC pipeline to develop potential treatment options for people living with rare diseases across a wide range of therapeutic areas. Our first AOC programs are from our rare neuromuscular disease franchise where we have leveraged our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation and drug delivery techniques. We have now expanded beyond rare neuromuscular disorders and into precision cardiology, advancing two wholly-owned precision cardiology development candidates targeting rare genetic cardiomyopathies - AOC 1072 targeting PRKAG2 (Protein Kinase AMP-activated non-catalytic subunit Gamma 2) Syndrome and AOC 1086 targeting PLN (phospholamban) cardiomyopathy.
We continue to execute on our global commercial infrastructure development as we plan for three potential successive product launches for DMD, DM1 and FSHD starting in 2026 and transition to the next stage as we advance our AOC technology in rare neuromuscular and precision cardiology, and next-generation innovations. In addition to our own internal research programs, we continue to explore the full potential of our AOC platform through collaborations and partnerships, including programs in immunology, cardiology and other select indications outside of muscle.
Since our inception in 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary AOC platform, identifying potential product candidates, establishing our intellectual property portfolio, conducting research, preclinical and clinical studies, preparing for potential commercial activities, and providing other general and administrative support for these operations. We have not generated any revenue from product sales. We are currently building our capabilities to support potential launches of product candidates currently in clinical development and to potentially operate as a commercial organization. In June 2020, we completed our initial public offering, or IPO, and have since raised capital through additional public offerings and private placements, and under collaboration and research license agreements.
We have incurred operating losses in each year since inception. Our net losses were $322.3 million and $212.2 million for the years ended December 31, 2024 and 2023, respectively, and $115.8 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $1.0 billion. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of approximately $1.4 billion (as of March 31, 2025) will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Our revenue to date has been derived from payments received under our license and research collaboration agreements, including revenue from reimbursements of services, as well as a combination of upfront payments and, milestone payments under our current and/or future collaboration agreements. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for our product candidates, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
◦employee-related expenses, including salaries, benefits, and stock-based compensation;
◦the costs of laboratory supplies and acquiring, developing, and manufacturing preclinical study materials; and
◦facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Revenue	$1,573	$3,543	$(1,970)
Research and development expenses	99,490	66,832	32,658
General and administrative expenses	33,600	13,898	19,702
Other income	15,744	8,332	7,412
Revenue
Revenue decreased by $2.0 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to the recognition of revenues under the Lilly agreement in the prior year period for which there were no revenues recognized in the current year, and a decrease in revenues recognized under the BMS Agreement in the current year.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
External costs:
Del-desiran	$15,401	$9,095	$6,306
Del-brax	12,288	6,163	6,125
Del-zota	11,583	5,839	5,744
Other programs	3,312	1,438	1,874
Unallocated	19,333	19,707	(374)
Total external costs	61,917	42,242	19,675
Internal costs:
Employee-related expenses	31,103	19,336	11,767
Facilities, lab supplies and other	6,470	5,254	1,216
Total internal costs	37,573	24,590	12,983
Total research and development expenses	$99,490	$66,832	$32,658
Research and development expenses increased by $32.7 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, as well as higher internal costs including $11.8 million in higher personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $19.7 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to $9.7 million in higher personnel costs and $6.9 million in higher professional fees to support our expanded operations.
Other Income
Other income increased by $7.4 million for the three months ended March 31, 2025 and 2024, due to higher interest income earned on marketable securities investments and cash and cash equivalent balances.
Liquidity and Capital Resources
Sources of Liquidity
On November 8, 2022, we entered into a sales agreement (2022 Sales Agreement) with Cowen and Company, LLC (the 2022 Sales Agent), under which we could sell shares of our common stock having an aggregate offering price of up to $200.0 million through the 2022 Sales Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the 2022 Sales Agent. During the three months ended March 31, 2025 the Company did not sell shares of its common stock pursuant to the 2022 Sales Agreement. During the three months ended March 31, 2024, the Company sold 418,408 shares of its common stock pursuant to the 2022 Sales Agreement and received net proceeds of $5.6 million, after deducting offering-related transaction costs and commissions of $0.1 million. We terminated the 2022 Sales Agreement, effective August 9, 2024.
On August 9, 2024, we entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent). Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. As of March 31, 2025, we had sold no shares of our common stock under the 2024 Sales Agreement.
Other sources of capital to fund our operations include potential revenue pursuant to the BMS Collaboration Agreement and the Lilly Agreement.
Future Capital Requirements
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $1.4 billion. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
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
While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we do not expect will occur in the immediate term, and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including current and potential future collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Net cash provided by (used in):
Operating activities	$(124,829)	$(70,380)	$(54,449)
Investing activities	157,188	(32,747)	189,935
Financing activities	1,937	389,445	(387,508)
Effect of exchange rate on cash, cash equivalents and restricted cash	39	—	39
Net increase in cash, cash equivalents and restricted cash	$34,335	$286,318	$(251,983)
Operating Activities
Net cash used in operating activities of $124.8 million and $70.4 million for the three months ended March 31, 2025 and 2024, respectively, consisted primarily of cash used to fund our operations related to the development of del-desiran, del-brax, del-zota, and other potential programs. The increase in cash used in our operations is primarily due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash provided by investing activities of $157.2 million for the three months ended March 31, 2025 consisted primarily of $330.2 million of proceeds from maturities of marketable securities, offset by $169.3 million for purchases of marketable securities due to investing the proceeds from the issuance of common stock and pre-funded warrants, as well as the reinvestment of proceeds from matured marketable securities, and $3.8 million in purchases of property and equipment. Net cash used in investing activities of $32.7 million for the three months ended March 31, 2024 consisted of $141.6 million for purchases of marketable securities and $0.9 million in purchases of property and equipment, offset by $109.7 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $1.9 million for the three months ended March 31, 2025 consisted of $1.9 million in proceeds from the issuance of common stock under employee incentive equity plans. Net cash provided by financing activities of $389.4 million for the three months ended March 31, 2024 consisted primarily of $244.2 million in net proceeds from sales of our common stock and $141.5 million in net proceeds from the sale of pre-funded warrants in a private placement.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2025, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

Contractual Obligations and Commitments
In April 2024, we entered into a sublease agreement to rent office and laboratory space for our future corporate headquarters. Total aggregate future lease commitments under the sublease agreement are approximately $72.6 million. In March 2025, we exercised the option to rent an additional 80,000 square feet in an adjacent available building under the amended sublease agreement with Turning Point Therapeutics, Inc. Total aggregate future lease commitments attributable to the option under the amended sublease agreement are approximately $53.7 million. Refer to Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further details. Except for the sublease agreement, as of March 31, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2025, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We do not believe that there have been any material changes to the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025. The risk factors described in such reports are not the only risks we face. Factors that are not currently known to us, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, our officers and directors took the following actions with respect to such trading arrangements:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Teresa McCarthy (Chief Human Resources Officer)	Terminate	1/7/2025	X
Charles Calderaro III (Chief Technical Officer)	Adopt	1/6/2025	X		(1)	(2)
Steven Hughes (Chief Medical Officer)	Adopt	1/9/2025	X		(1)	(2)
Eric Mosbrooker (Chief Commercial Officer)	Adopt	1/9/2025	X		(1)	(2)
Kathleen Gallagher (Chief Program Officer)	Adopt	1/10/2025	X		(1)	(2)
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
(2)This instruction letter shall remain in effect for so long as the individual owns RSUs or PSUs.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	12/13/2023	3.1
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Form of Pre-Funded Warrant	8-K	2/29/2024	4.1
10.1#	Amended and Restated Non-Employee Director Compensation Program.				X
10.2	First Amendment to Sublease Agreement, dated March 19, 2025, by and between Turning Point Therapeutics, Inc. and the Registrant.				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
#Indicates management contract or compensatory plan.
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

Avidity Biosciences, Inc.

Date: May 8, 2025	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial Officer (Principal Financial and Accounting Officer)