Form 10-Q
period 2025-06-30
Avidity Biosciences, Inc.
filed 2025-08-07
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, the registrant had 128,653,337 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$243,907	$219,868
Marketable securities	939,237	1,281,629
Prepaid and other current assets	67,416	40,793
Total current assets	1,250,560	1,542,290
Property and equipment, net	20,535	12,670
Restricted cash	2,798	2,795
Right-of-use assets	4,227	5,619
Other assets	90,806	521
Total assets	$1,368,926	$1,563,895
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,914	$8,461
Accrued expenses and other liabilities	95,236	61,063
Accrued compensation	18,449	3,663
Lease liabilities, current portion	3,925	3,844
Deferred revenue, current portion	13,537	20,987
Total current liabilities	135,061	98,018
Lease liabilities, net of current portion	1,210	2,957
Deferred revenue, net of current portion	39,991	37,961
Total liabilities	176,262	138,936
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 120,778 and 119,893 at June 30, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	2,357,029	2,315,111
Accumulated other comprehensive income	1,777	2,902
Accumulated deficit	(1,166,154)	(893,066)
Total stockholders’ equity	1,192,664	1,424,959
Total liabilities and stockholders’ equity	$1,368,926	$1,563,895
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$3,847	$2,045	$5,420	$5,588
Operating expenses:
Research and development	138,125	63,940	237,615	130,772
General and administrative	36,864	20,731	70,464	34,629
Total operating expenses	174,989	84,671	308,079	165,401
Loss from operations	(171,142)	(82,626)	(302,659)	(159,813)
Other income (expense):
Interest income	14,478	11,949	30,657	20,382
Other expense	(651)	(116)	(1,086)	(217)
Total other income	13,827	11,833	29,571	20,165
Net loss	$(157,315)	$(70,793)	$(273,088)	$(139,648)
Net loss per share, basic and diluted	$(1.21)	$(0.65)	$(2.11)	$(1.44)
Weighted-average shares outstanding, basic and diluted	129,622	106,928	129,428	97,070
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(1,084)	11	(1,254)	(578)
Foreign currency translation adjustment	96	—	130	—
Comprehensive loss	$(158,303)	$(70,782)	$(274,212)	$(140,226)
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	119,893	$12	$2,315,111	$2,902	$(893,066)	$1,424,959
Issuance of common stock upon exercise of stock options	114	—	1,937	—	—	1,937
Issuance of common stock in connection with vesting of restricted stock units and performance stock units	505	—	—	—	—	—
Stock-based compensation	—	—	17,736	—	—	17,736
Net loss	—	—	—	—	(115,773)	(115,773)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at March 31, 2025	120,512	$12	$2,334,784	$2,766	$(1,008,839)	$1,328,723
Issuance of common stock upon exercise of stock options	130	—	2,109	—	—	2,109
Issuance of common stock under Employee Stock Purchase Plan	92	—	2,477	—	—	2,477
Issuance of common stock in connection with vesting of restricted stock units	44	—	—	—	—	—
Stock-based compensation	—	—	17,659	—	—	17,659
Net loss	—	—	—	—	(157,315)	(157,315)
Other comprehensive loss	—	—	—	(989)	—	(989)
Balance at June 30, 2025	120,778	$12	$2,357,029	$1,777	$(1,166,154)	$1,192,664
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock upon exercise of stock options	541	—	3,896	—	—	3,896
Issuance of common stock in public offering, net of issuance costs of $143	418	—	5,594	—	—	5,594
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in connection with vesting of restricted stock units	135	—	—	—	—	—
Stock-based compensation	—	—	10,306	—	—	10,306
Net loss	—	—	—	—	(68,855)	(68,855)
Other comprehensive loss	—	—	—	(589)	—	(589)
Balance at March 31, 2024	95,594	$10	$1,470,972	$(464)	$(639,619)	$830,899
Issuance of common stock upon exercise of stock options	1,201	—	14,308	—	—	14,308
Issuance of common stock in public offering, net of issuance costs of $28,263	12,133	1	432,771	—	—	432,772
Issuance of common stock under Employee Stock Purchase Plan	138	—	1,027	—	—	1,027
Issuance of common stock in connection with vesting of restricted stock units	200	—	—	—	—	—
Stock-based compensation	—	—	12,812	—	—	12,812
Net loss	—	—	—	—	(70,793)	(70,793)
Other comprehensive income	—	—	—	11	—	11
Balance at June 30, 2024	109,266	$11	$1,931,890	$(453)	$(710,412)	$1,221,036
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(273,088)	$(139,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,599	1,328
Stock-based compensation expense	35,395	23,118
Amortization of premiums and discounts on marketable securities, net	(8,632)	(7,435)
Non-cash operating lease costs	1,645	1,652
Changes in operating assets and liabilities:
Prepaid and other current assets	(116,078)	(12,112)
Accounts payable	(4,670)	80
Accrued expenses and other liabilities	31,891	5,967
Accrued compensation	14,782	(1,509)
Operating lease liabilities	(1,919)	(1,819)
Deferred revenue	(5,420)	(5,006)
Net cash used in operating activities	(324,495)	(135,384)
Cash flows from investing activities
Proceeds from maturities of marketable securities	593,040	207,930
Purchases of marketable securities	(243,271)	(514,100)
Purchases of property and equipment	(7,096)	(1,446)
Net cash provided by (used) in investing activities	342,673	(307,616)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	438,902
Proceeds from issuance of common stock under employee incentive equity plans	5,710	17,484
Proceeds from the issuance of common stock in a private placement, net of issuance costs	—	238,388
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	—	141,395
Net cash provided by financing activities	5,710	836,169
Effect of exchange rate on cash, cash equivalents and restricted cash	154	—
Net increase in cash, cash equivalents and restricted cash	24,042	393,169
Cash, cash equivalents and restricted cash at beginning of period	222,663	185,377
Cash, cash equivalents and restricted cash at end of period	$246,705	$578,546

Supplemental schedule of noncash investing and financing activities:
Costs incurred, but not paid, in connection with deferred financing costs included in accrued expenses and other liabilities	$—	$536
Receivables from stock option exercises included in prepaid and other current assets	$813	$1,747
Costs incurred, but not paid, in connection with purchases of property and equipment included in accrued expenses and other liabilities	$2,368	$92
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
Liquidity
Since inception, the Company has relied on various means of raising capital, including public offerings, at-the-market (ATM) sales agreements, the sale and issuance of convertible preferred stock, funding under collaboration agreements, and private placements of common stock. The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research and preclinical studies, advancing its clinical programs, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of June 30, 2025, the Company had an accumulated deficit of $1.2 billion and cash, cash equivalents and marketable securities of $1.2 billion.
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
In December 2023, the Company formed Avidity Biosciences Ireland Limited, a wholly-owned subsidiary (the Subsidiary). The accompanying unaudited condensed consolidated financial statements reflect the operations of Avidity Biosciences, Inc. and the Subsidiary. Intercompany balances and transactions have been eliminated in consolidation.
Certain amounts reported in the Company's prior fiscal periods consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of accounts payable from “Accounts payable and accrued liabilities” into “Accounts payable” on the consolidated balance sheets. There are no changes to the Company’s financial position or results of operations as a result of this reclassification.

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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025. There have been no significant changes to these policies during the six months ended June 30, 2025.
Foreign Currency Translation
The foreign subsidiary uses its local currency as the functional currency. The financial statements of the foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date for assets and liabilities, stockholders’ equity is translated at the historical rates, and revenues and expenses are translated at the average exchange rates for the period. Translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	June 30,
	2025	2024
Common stock options issued and outstanding	14,394	12,728
Restricted stock units	2,812	1,526
Performance stock units	810	562
ESPP shares pending issuance	3	4
Total	18,019	14,820
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
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of June 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$939,237	$939,237	$—	$—
Total	$939,237	$939,237	$—	$—

		Fair Value Measurements Using
As of December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$7,439	$7,439	$—	$—
Marketable securities:
U.S. Treasury securities	1,281,139	1,281,139	—	—
Negotiable certificates of deposit	490	—	490	—
Total	$1,289,068	$1,288,578	$490	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of June 30, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$753,666	$1,350	$(94)	$754,922
U.S. Treasury securities	1 - 2	183,924	435	(44)	184,315
Total		$937,590	$1,785	$(138)	$939,237

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$947,916	$2,154	$(80)	$949,990
Negotiable certificates of deposit	1 or less	490	—	—	490
U.S. Treasury securities	1 - 2	330,321	1,218	(390)	331,149
Total		$1,278,727	$3,372	$(470)	$1,281,629
The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at June 30, 2025 and December 31, 2024 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$275,166	$(138)	$—	$—	$275,166	$(138)
Total	$275,166	$(138)	$—	$—	$275,166	$(138)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$247,404	$(470)	$—	$—	$247,404	$(470)
Total	$247,404	$(470)	$—	$—	$247,404	$(470)
Accrued interest receivable on available-for-sale securities was $8.0 million and $8.7 million at June 30, 2025 and December 31, 2024, respectively. The Company has not written off any accrued interest receivable for the six months ended June 30, 2025 and 2024.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on its research with MyoKardia Inc. In connection with the BMS Collaboration Agreement, the Company recognized revenue of $3.8 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $5.4 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. There were no collaboration receivables related to the BMS Collaboration Agreement in any of the periods presented.
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. The Company recognized no revenue under the Lilly Agreement for the three months ended June 30, 2025 and 2024. The Company recognized no revenue for the six months ended June 30, 2025 and $1.1 million for the six months ended June 30, 2024. There were no collaboration receivables related to the Lilly Agreement as of June 30, 2025 and December 31, 2024. There was no deferred revenue related to the Lilly Agreement at June 30, 2025.

The amounts received that have not yet been recognized as revenue are deferred on the Company’s condensed consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to all collaboration agreements for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

Balance at December 31, 2024	$58,948
Revenue recognized that was included in the balance at the beginning of the period	(1,573)
Balance at March 31, 2025	$57,375
Revenue recognized that was included in the balance at the beginning of the period	(3,847)
Balance at June 30, 2025	$53,528

Balance at December 31, 2023	$69,263
Revenue recognized that was included in the balance at the beginning of the period	(2,961)
Balance at March 31, 2024	$66,302
Revenue recognized that was included in the balance at the beginning of the period	(2,045)
Balance at June 30, 2024	$64,257
6.    Composition of Certain Consolidated Financial Statement Items
Prepaid and other current assets (in thousands)

	June 30, 2025	December 31, 2024
Prepaid assets	$15,976	$12,571
Interest receivable	8,540	9,447
Other current assets	42,900	18,775
Total prepaid and other current assets	$67,416	$40,793
Other current assets included reimbursable tenant improvements of $31.1 million and $7.1 million as of June 30, 2025 and December 31, 2024, respectively.
Property and equipment, net (in thousands)

	June 30, 2025	December 31, 2024
Laboratory equipment	$15,317	$14,180
Computers and software	478	261
Office furniture and equipment	1,979	1,979
Leasehold improvements	288	288
Construction in process	12,069	3,959
Property and equipment, gross	30,131	20,667
Less accumulated depreciation	(9,596)	(7,997)
Total property and equipment, net	$20,535	$12,670
Depreciation expense related to property and equipment was $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.

Other assets
During the second quarter of 2025, the Company entered into reservation agreements with a Contract Manufacturing Organization (CMO) to purchase an agreed upon number of production batches during the years 2026-2028. Nonrefundable reservation fees of approximately $87.0 million were recorded in current and non-current assets on the consolidated balance sheet. The nonrefundable reservation fees will be credited against purchases, beginning in 2026, up to the total amount of the reservation fees.
Accrued expenses and other liabilities (in thousands)

	June 30, 2025	December 31, 2024
Accrued manufacturing and technical development	$72,431	$35,680
Accrued clinical development	9,786	8,157
Accrued other research and development	2,600	3,852
Accrued other	10,419	13,374
Total accrued expenses and other liabilities	$95,236	$61,063
7.    Commitments and Contingencies
Operating Lease
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc. (the Sublease) to rent 105,000 square feet for office and laboratory space for the Company’s future corporate headquarters. The term of the Sublease is approximately 9 years, 9 months with payments expected to begin in the third quarter of 2025. Pursuant to the terms of the Sublease, the sublandlord will provide the Company with a tenant improvement allowance of up to $33.6 million. An additional tenant improvement allowance of $5.0 million was utilized and will be repaid in equal installments through monthly rent payments, subject to increases of 3% per annum. Total aggregate future lease commitments under the Sublease are approximately $80.0 million, excluding the option for the adjacent available building, and inclusive of the additional tenant improvement allowance repayment, 3% annual rent increases and various agreed upon rent abatement amounts. The Sublease will be measured and recognized upon commencement of the Sublease. As of June 30, 2025, the Sublease had not commenced because construction of improvements to the facility for its intended use was not substantially complete.
In March 2025, the Company exercised the option to rent an additional 80,000 square feet in an adjacent available building under the amended sublease agreement with Turning Point Therapeutics, Inc. (the Amended Sublease). The term of the Amended Sublease is approximately 9 years, 1 month with payments expected to begin in April 2026. Pursuant to the terms of the Amended Sublease, the sublandlord will provide the Company with a tenant improvement allowance of up to $19.9 million. An additional tenant improvement allowance of $5.1 million is also available under the master lease but it requires the Company to spend $3.4 million of its own funds to receive the full $5.1 million additional allowance. If the full amount is not utilized, the Company is obligated to repay any unutilized tenant improvement amount in cash or forfeiture of rent abatement up to a maximum of $1.8 million. Total aggregate future lease commitments under the Amended Sublease are approximately $53.7 million and inclusive of 3% annual rent increases and various agreed upon rent abatement amounts. The Amended Sublease will be measured and recognized upon commencement of the Amended Sublease. As of June 30, 2025, the Amended Sublease had not commenced because construction of improvements to the facility for its intended use was not substantially complete.
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

8.    Stockholders’ Equity
Common Stock
On August 9, 2024, the Company entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent). Under the 2024 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. The Company is not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. During the six months ended June 30, 2025, the Company did not sell shares of its common stock pursuant to the 2024 Sales Agreement.
Stock-Based Compensation Expense
The allocation of stock-based compensation expense across the Company's equity incentive plans described in the Company's annual report on Form 10-K was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$9,490	$6,529	$18,609	$12,266
General and administrative expense	8,169	6,283	16,786	10,852
Total stock-based compensation expense	$17,659	$12,812	$35,395	$23,118
As of June 30, 2025, the unrecognized compensation cost related to outstanding time-based options and restricted stock units was $121.0 million and $68.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 3.0 years, respectively. As of June 30, 2025 the unrecognized compensation cost related to performance stock units was $34.2 million, none of which were deemed probable of vesting.
Employee Stock Purchase Plan
The Company issued 92,348 and 137,913 shares of common stock under the Employee Stock Purchase Plan (ESPP) during the six months ended June 30, 2025 and 2024, respectively. The Company had an outstanding liability of $0.1 million at June 30, 2025, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of June 30, 2025, 1,299,919 shares of common stock were available for issuance under the ESPP. As of June 30, 2025, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.8 million, which is expected to be recognized over a weighted-average period of 0.5 years.

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
The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$3,847	$2,045	$5,420	$5,588
Operating expenses, excluding stock-based compensation and depreciation
Research and development	(127,941)	(56,845)	(217,648)	(117,417)
General and administrative	(28,575)	(14,328)	(53,437)	(23,539)
Total operating expenses, excluding stock-based compensation and depreciation	(156,516)	(71,173)	(271,085)	(140,956)
Stock-based compensation	(17,659)	(12,812)	(35,395)	(23,118)
Depreciation	(814)	(686)	(1,599)	(1,327)
Total operating expenses	(174,989)	(84,671)	(308,079)	(165,401)
Other income	13,827	11,833	29,571	20,165
Net loss	$(157,315)	$(70,793)	$(273,088)	$(139,648)
The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	June 30, 2025	December 31, 2024
Cash, cash equivalents and marketable securities	$1,183,144	$1,501,497
10. Subsequent Events
From July 1, 2025 through August 7, 2025, the Company sold 5,646,583 shares of its common stock pursuant to the 2024 Sales Agreement and received net proceeds of $185.5 million, after deducting offering-related transaction costs and commissions.
On August 1, 2025, the Company entered into a commercial manufacturing agreement with the CMO requiring the Company to meet minimum purchase obligations on an annual basis. The aggregate amount of future unconditional purchase obligations under this manufacturing agreement from 2026 through 2028 is approximately $620.0 million, subject to foreign currency changes, net of the nonrefundable reservation fees outlined in Note 6, "Composition of Certain Consolidated Financial Statement Items".

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
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our pipeline currently has three programs in potentially registrational trials. Delpacibart zotadirsen, or del-zota (formerly AOC 1044), is designed for people living with Duchenne muscular dystrophy, or DMD, and is currently in development with the ongoing Phase 2 EXPLORE44 Open-Label Extension (EXPLORE44-OLE™) study. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Delpacibart etedesiran, abbreviated as del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in development with the ongoing global Phase 3 HARBOR™ trial. Del-desiran is also being studied in the ongoing MARINA-OLE™ trial with all of the participants who completed the Phase 1/2 MARINA® trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in development in the registrational fully enrolled ongoing biomarker cohort in the FORTITUDE trial, the Phase 2 FORTITUDE-OLE™ and the Phase 3 FORTITUDE-3 (formerly known as FORWARD™) trials. Del-desiran, del-brax and del-zota have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, the FDA has granted del-desiran and del-zota Breakthrough Therapy designation and granted del-zota Rare Pediatric Disease designation. Del-desiran has also been granted Orphan Drug Designation by the Japan Ministry of Health, Labour and Welfare (MHLW).

Delpacibart zotadirsen (del-zota) for the treatment of DMD44:
Del-zota is currently being studied for the treatment of people living with DMD44 and is the first of multiple AOCs we are developing for DMD. Del-zota is designed to deliver phosphorodiamidate morpholino oligomers, or PMOs, to skeletal muscle and heart tissue to specifically skip exon 44 of dystrophin mRNA to enable production of near full-length functional dystrophin. Del-zota is currently in Phase 2 development as part of the ongoing Phase 2 EXPLORE44-OLE™ study in people living with DMD44.
In July 2025, we announced the FDA granted Breakthrough Therapy designation to del-zota for the treatment of DMD44.
In February 2025, we announced completion of enrollment in the EXPLORE44-OLE™ study. In March 2025, we reported positive top-line del-zota data from our completed Phase 1/2 EXPLORE44® trial for people living with DMD44. The topline data from the randomized, double-blind, placebo-controlled Phase 1/2 EXPLORE44 trial demonstrated consistent, statistically significant improvements across key biomarkers as well as favorable safety and tolerability of del-zota across two dose levels, 5 mg/kg and 10 mg/kg. Participants received three doses of either 5 mg/kg del-zota or placebo every six weeks, or 10 mg/kg del-zota or placebo every eight weeks. Data on muscle delivery, exon skipping, dystrophin production and creatine kinase levels were assessed from seven (7) participants in the 5 mg/kg cohort, ten (10) participants in the 10 mg/kg cohort, and six (6) placebo participants, 28 days after the third dose. Safety and tolerability data were assessed from 26 participants in the completed Phase 1/2 EXPLORE44 trial and 38 participants in the ongoing Phase 2 EXPLORE44-OLE study, as of January 22, 2025.
Based on the consistent data between the 5 mg/kg every six weeks and the 10mg/kg every eight weeks groups across all parameters, we selected the dose of 5 mg/kg every six weeks of del-zota for the planned Biologics License Application (BLA) submission and future clinical studies. All participants in the EXPLORE44-OLE trial have now transitioned to the 5 mg/kg dose every six weeks. We intend to use the data from the Phase 1/2 EXPLORE44 and Phase 2 EXPLORE44-OLE studies to support our first BLA submission, and remain on track for our planned submission, at year-end 2025.
We remain on track to deliver multiple updates from the del-zota program including:
•Expected first BLA submission for del-zota at year end 2025
•Plan to present topline and functional data from the ongoing EXPLORE44-OLE trial in the fourth quarter of 2025.
Delpacibart etedesiran (del-desiran) for the treatment of myotonic dystrophy type 1 (DM1):
Del-desiran is currently being studied in the global Phase 3 HARBOR trial and in the ongoing MARINA-OLE trial in people with DM1. Prior to initiation of the HARBOR trial, Avidity aligned with global regulators, including the FDA, on the registrational path for del-desiran. Del-desiran is designed to address the root cause of DM1 by reducing levels of a disease-related mRNA called DMPK. Del-desiran consists of a proprietary mAb that binds to the transferrin receptor 1 (TfR1) conjugated with an siRNA targeting DMPK mRNA. Data from the MARINA-OLE trial showed reversal of disease progression in people living with DM1 across multiple endpoints including video hand opening time (vHOT) as a measure of hand function and myotonia, muscle strength and activities of daily living when compared to END-DM1 natural history data.
The global Phase 3 HARBOR trial is a randomized, placebo-controlled, double-blind pivotal study evaluating del-desiran in 159 people (age 16 and older) living with DM1. The trial is being conducted at approximately 40 sites globally. Patients are administered either del-desiran or placebo (1:1) every eight weeks. The trial is designed to assess multiple key functional aspects of DM1. The primary endpoint is video hand opening time (vHOT), a measurement of myotonia, which is the hallmark symptom of DM1. Key secondary endpoints include muscle strength as measured by hand grip strength and quantitative muscle testing (QMT) total score, and activities of daily living as measured by DM1-Activ, a patient reported outcome (PRO) scale. All study participants, regardless of whether they receive active treatment or placebo, have the option to enroll into an open-label extension trial where all patients will receive active drug.
In July 2025, we announced completion of enrollment in the ongoing Phase 3 HARBOR trial with a total of 159 participants enrolled. We remain on track to deliver multiple updates from the del-desiran program, including:
•Plan to share updates from the ongoing MARINA-OLE trial including long-term 4mg/kg efficacy and safety data in the fourth quarter 2025.

•Expected publication of data analyses from the completed Phase 1/2 MARINA trial during 2025.
•Topline data readout from HARBOR study anticipated in the second quarter of 2026.
•Marketing application submissions for del-desiran, including in U.S., EU and Japan, anticipated to start in the second half of 2026.
Delpacibart braxlosiran (del-brax) for the treatment of facioscapulohumeral muscular dystrophy (FSHD):
Del-brax is currently being studied in the registrational fully enrolled ongoing Biomarker Cohort in the FORTITUDE trial, the Phase 2 FORTITUDE-OLE and the Phase 3 FORTITUDE-3 (formerly known as FORWARD™) trials in participants living with facioscapulohumeral muscular dystrophy (FSHD). Del-brax is designed to address the underlying cause of FSHD, which is caused by the aberrant expression of a gene called double homeobox 4 or DUX4. Del-brax consists of a proprietary mAb that binds to the transferrin receptor 1 (TfR1) conjugated with an siRNA targeting DUX4 mRNA.
In June 2025, we announced multiple milestones for the del-brax program including FDA alignment on accelerated and full approval pathways for del-brax, and initiation of our global confirmatory Phase 3 FORTITUDE-3 study in FSHD. In addition, we shared positive topline Phase 1/2 FORTITUDE data from the del-brax dose escalation cohorts. Topline del-brax data, compared to placebo, demonstrated:
•Consistent improvement of functional mobility and muscle strength as measured by 10-Meter Walk-Run Test (10MWRT), Timed Up and Go (TUG) and Quantitative Muscle Testing (QMT)
•Consistent improvement in multiple measures of quality of life as measured by patient reported outcomes;
•Rapid and significant reductions in levels of KHDC1L or cDUX, and creatine kinase, a biomarker of muscle damage; and
•Favorable long-term safety and tolerability with most adverse events (AEs) mild or moderate, with no related serious or severe adverse events and no discontinuations.
In March 2025, we announced that enrollment was completed for the del-brax biomarker cohort with a total of 51 participants enrolled. We plan to share topline data from the FORTITUDE biomarker cohort in the second quarter of 2026. We intend to use these data, together with data from the FORTITUDE Phase 1/2 dose escalation cohorts and Phase 2 FORTITUDE-OLE, to support our BLA submission for accelerated approval, planned for the second half of 2026.
FORTITUDE™ and FORTITUDE-OLE™ trials
The FORTITUDE™ trial is a randomized, placebo-controlled, double-blind, Phase 1/2 clinical trial designed to evaluate single and multiple doses of del-brax in 90 participants with facioscapulohumeral muscular dystrophy (FSHD). The two dose escalation cohorts in FORTITUDE (N=39) are evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of del-brax administered intravenously. Though the Phase 1/2 trial is not statistically powered to assess functional benefit, it explores the clinical activity of del-brax including measures of functional mobility and muscle strength as well as patient reported outcomes and quality of life measures, as well as changes in in key biomarkers including KHDC1L or cDUX, a DUX4 regulated biomarker.
Two dose escalation cohorts evaluated 2 mg/kg or 4 mg/kg of del-brax every 13 weeks with a booster dose at 6 weeks in the first three months of the study versus placebo and were designed to assess safety as well as inform the dose and dose regimen of del-brax for registrational studies. Avidity has completed the dose escalation cohorts and identified 2 mg/kg every six weeks of del-brax as the dose for the registrational studies, FORTITUDE Biomarker Cohort and FORTITUDE-3 Phase 3 study. Participants who complete FORTITUDE have the option to enroll in the ongoing FORTITUDE-OLE study evaluating the long-term safety and tolerability of del-brax.

Registrational FORTITUDE Biomarker Cohort
The ongoing biomarker cohort in the FORTITUDE trial (N=51) assesses the impact of del-brax 2 mg/kg administered intravenously every six weeks versus placebo for 12 months in people living with FSHD, ages 16-70. The primary endpoint of the biomarker cohort is reduction of KHDC1L, or cDUX, a novel DUX4-regulated circulating biomarker discovered by Avidity in collaboration with Stephen Tapscott, M.D., Ph.D., Professor of Human Biology and Clinical Research at the Fred Hutchinson Cancer Center. The FDA has aligned on the use of cDUX as a potential surrogate endpoint to support accelerated approval endpoint for the biomarker cohort.
Global, Confirmatory Phase 3 FORTITUDE-3™ Study
FORTITUDE-3™ is a global, confirmatory Phase 3, randomized, placebo-controlled, double-blind, 18-month study designed to evaluate del-brax in approximately 200 people (ages 16-70) living with FSHD. The trial will be conducted at approximately 45 global sites including in the U.S., Canada, Europe and Japan. Patients will be administered either 2 mg/kg of del-brax or placebo (1:1) every six weeks. The Phase 3 FORTITUDE-3 study is designed to be a confirmatory study to support potential full approval of del-brax. FORTITUDE-3 is assessing the impact of del-brax on key FSHD-related endpoints that measure functional mobility (10-Meter Walk-Run test, or 10 MWRT, and Timed Up and Go, or TUG), strength (quantitative muscle testing, or QMT, total score), patient-reported outcomes (PROs) and decrease in KHDC1L, or cDUX, a novel, DUX4-regulated circulating biomarker. All study participants, regardless of whether they receive active treatment or placebo, will have the option to enroll into an open-label extension trial.
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
We have incurred operating losses in each year since inception. Our net losses were $322.3 million and $212.2 million for the years ended December 31, 2024 and 2023, respectively, and $273.1 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $1.2 billion. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of approximately $1.2 billion (as of June 30, 2025) will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		2025	2024
Revenue	$3,847	$2,045	$1,802	$5,420	$5,588	$(168)
Research and development expenses	138,125	63,940	74,185	237,615	130,772	106,843
General and administrative expenses	36,864	20,731	16,133	70,464	34,629	35,835
Other income	13,827	11,833	1,994	29,571	20,165	9,406
Revenue
Revenue increased by $1.8 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to the recognition of revenues under the BMS agreement. Revenue decreased by $0.2 million for the six months ended June 30, 2025 and 2024.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		2025	2024
External costs:
Del-desiran	$21,507	$9,045	$12,462	$36,909	$18,141	$18,768
Del-brax	19,962	7,768	12,194	32,249	13,931	18,318
Del-zota	10,870	5,081	5,789	22,453	10,921	11,532
Other programs	9,253	986	8,267	12,565	2,423	10,142
Unallocated	36,064	13,860	22,204	55,397	33,565	21,832
Total external costs	97,656	36,740	60,916	159,573	78,981	80,592
Internal costs:
Employee-related expenses	33,637	21,554	12,083	64,740	40,890	23,850
Facilities, lab supplies and other	6,832	5,646	1,186	13,302	10,901	2,401
Total internal costs	40,469	27,200	13,269	78,042	51,791	26,251
Total research and development expenses	$138,125	$63,940	$74,185	$237,615	$130,772	$106,843
Research and development expenses increased by $74.2 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, including $21.4 million in higher manufacturing costs related to the production of monoclonal antibodies used across programs, as well as higher internal costs including $12.0 million in higher personnel costs. Similarly, research and development costs increased by $106.8 million for the six months ended June 30, 2025 as compared to the same period in 2024, due to increased external costs associated with the progression of clinical trials and preclinical studies, including $20.0 million in higher manufacturing costs related to the production of monoclonal antibodies used across programs, as well as higher internal costs including $23.7 million in higher personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $16.1 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to $8.0 million in higher personnel costs and $4.9 million in higher professional fees to support our expanded operations. Similarly, general and administrative expenses increased by $35.8 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to $17.7 million in higher personnel costs and $11.8 million in higher professional fees to support our expanded operations.
Other Income
Other income increased by $2.0 million and $9.4 million for the three and six months ended June 30, 2025 and 2024, respectively, due to higher interest income earned on marketable securities investments and cash and cash equivalent balances.
Liquidity and Capital Resources
Sources of Liquidity
On August 9, 2024, we entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent). Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent.

Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. During the six months ended June 30, 2025, we did not sell shares of common stock pursuant to the 2024 Sales Agreement. From July 1, 2025 through August 7, 2025, the Company sold 5,646,583 shares of its common stock pursuant to the 2024 Sales Agreement and received net proceeds of $185.5 million, after deducting offering-related transaction costs and commissions.
Other sources of capital to fund our operations include potential revenue pursuant to the BMS Collaboration Agreement and the Lilly Agreement.
Future Capital Requirements
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $1.2 billion. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Net cash provided by (used in):
Operating activities	$(324,495)	$(135,384)	$(189,111)
Investing activities	342,673	(307,616)	650,289
Financing activities	5,710	836,169	(830,459)
Effect of exchange rate on cash, cash equivalents and restricted cash	154	—	154
Net increase in cash, cash equivalents and restricted cash	$24,042	$393,169	$(369,127)
Operating Activities
Net cash used in operating activities of $324.5 million and $135.4 million for the six months ended June 30, 2025 and 2024, respectively, consisted primarily of cash used to fund our operations related to the development of del-desiran, del-brax, del-zota, and other potential programs. The increase in cash used in our operations is primarily due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash provided by investing activities of $342.7 million for the six months ended June 30, 2025 consisted primarily of $593.0 million of proceeds from maturities of marketable securities, offset by $243.3 million for purchases of marketable securities due to investing the proceeds from the issuance of common stock, as well as the reinvestment of proceeds from matured marketable securities, and $7.1 million in purchases of property and equipment. Net cash used in investing activities of $307.6 million for the six months ended June 30, 2024 consisted of $514.1 million for purchases of marketable securities and $1.4 million in purchases of property and equipment, offset by $207.9 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $5.7 million for the six months ended June 30, 2025 consisted of $5.7 million in proceeds from the issuance of common stock under employee incentive equity plans. Net cash provided by financing activities of $836.2 million for the six months ended June 30, 2024 consisted primarily of $677.3 million in net proceeds from sales of our common stock and $141.4 million in net proceeds from the sale of pre-funded warrants in a private placement.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2025, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
Contractual Obligations and Commitments
In April 2024, we entered into a sublease agreement to rent office and laboratory space for our future corporate headquarters. Total aggregate future lease commitments under the sublease agreement are approximately $80.0 million. In March 2025, we exercised the option to rent an additional 80,000 square feet in an adjacent available building under the amended sublease agreement with Turning Point Therapeutics, Inc. Total aggregate future lease commitments attributable to the option under the amended sublease agreement are approximately $53.7 million. Refer to Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further details. Except for the sublease agreement, as of June 30, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2025, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, our officers and directors took the following actions with respect to such trading arrangements:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Teresa McCarthy (Chief Human Resources Officer)	Adopt	4/11/2025	X		120,000	7/31/2026
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

Avidity Biosciences, Inc.

Date: August 7, 2025	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial Officer (Principal Financial and Accounting Officer)