Form 10-Q
period 2025-09-30
Avidity Biosciences, Inc.
filed 2025-11-10
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-39321
_____________________________________________________
Avidity Biosciences, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________

Delaware	46-1336960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3020 Callan Road San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 150,675,742 shares of common stock outstanding.

Avidity Biosciences, Inc.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Avidity Biosciences, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$350,158	$219,868
Marketable securities	1,525,678	1,281,629
Prepaid and other current assets	90,181	40,793
Total current assets	1,966,017	1,542,290
Property and equipment, net	21,504	12,670
Restricted cash	2,798	2,795
Right-of-use assets	52,848	5,619
Other assets	91,042	521
Total assets	$2,134,209	$1,563,895
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,626	$8,461
Accrued expenses and other liabilities	137,163	64,726
Lease liabilities, current portion	3,967	3,844
Deferred revenue, current portion	19,123	20,987
Total current liabilities	169,879	98,018
Lease liabilities, net of current portion	45,999	2,957
Deferred revenue, net of current portion	32,066	37,961
Total liabilities	247,944	138,936
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 146,771 and 119,893 at September 30, 2025 and December 31, 2024, respectively	15	12
Additional paid-in capital	3,225,078	2,315,111
Accumulated other comprehensive income	1,768	2,902
Accumulated deficit	(1,340,596)	(893,066)
Total stockholders’ equity	1,886,265	1,424,959
Total liabilities and stockholders’ equity	$2,134,209	$1,563,895
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$12,475	$2,336	$17,895	$7,924
Operating expenses:
Research and development	154,948	77,197	392,563	207,968
General and administrative	46,333	23,273	116,797	57,902
Total operating expenses	201,281	100,470	509,360	265,870
Loss from operations	(188,806)	(98,134)	(491,465)	(257,946)
Other income (expense):
Interest income	14,744	17,968	45,401	38,350
Other expense	(380)	(232)	(1,466)	(449)
Total other income	14,364	17,736	43,935	37,901
Net loss	$(174,442)	$(80,398)	$(447,530)	$(220,045)
Net loss per share, basic and diluted	$(1.27)	$(0.65)	$(3.38)	$(2.08)
Weighted-average shares outstanding, basic and diluted	137,895	123,375	132,281	105,902
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(4)	7,555	(1,258)	6,977
Foreign currency translation adjustment	(5)	—	124	—
Comprehensive loss	$(174,451)	$(72,843)	$(448,664)	$(213,068)
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	119,893	$12	$2,315,111	$2,902	$(893,066)	$1,424,959
Issuance of common stock upon exercise of stock options	114	—	1,937	—	—	1,937
Issuance of common stock in connection with vesting of restricted stock units and performance stock units	505	—	—	—	—	—
Stock-based compensation	—	—	17,736	—	—	17,736
Net loss	—	—	—	—	(115,773)	(115,773)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at March 31, 2025	120,512	$12	$2,334,784	$2,766	$(1,008,839)	$1,328,723
Issuance of common stock upon exercise of stock options	130	—	2,109	—	—	2,109
Issuance of common stock under Employee Stock Purchase Plan	92	—	2,477	—	—	2,477
Issuance of common stock in connection with vesting of restricted stock units	44	—	—	—	—	—
Stock-based compensation	—	—	17,659	—	—	17,659
Net loss	—	—	—	—	(157,315)	(157,315)
Other comprehensive loss	—	—	—	(989)	—	(989)
Balance at June 30, 2025	120,778	$12	$2,357,029	$1,777	$(1,166,154)	$1,192,664
Issuance of common stock upon exercise of stock options	832	—	12,133	—	—	12,133
Issuance of common stock upon exercise of pre-funded warrants	2,208	—	—	—	—	—
Issuance of common stock in public offerings, net of issuance costs of $43,337	22,897	3	836,892	—	—	836,895
Issuance of common stock in connection with vesting of restricted stock units	56	—	—	—	—	—
Stock-based compensation	—	—	19,024	—	—	19,024
Net loss	—	—	—	—	(174,442)	(174,442)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balance at September 30, 2025	146,771	$15	$3,225,078	$1,768	$(1,340,596)	$1,886,265
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock upon exercise of stock options	541	—	3,896	—	—	3,896
Issuance of common stock in public offering, net of issuance costs of $143	418	—	5,594	—	—	5,594
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in connection with vesting of restricted stock units	135	—	—	—	—	—
Stock-based compensation	—	—	10,306	—	—	10,306
Net loss	—	—	—	—	(68,855)	(68,855)
Other comprehensive loss	—	—	—	(589)	—	(589)
Balance at March 31, 2024	95,594	$10	$1,470,972	$(464)	$(639,619)	$830,899
Issuance of common stock upon exercise of stock options	1,201	—	14,308	—	—	14,308
Issuance of common stock in public offering, net of issuance costs of $28,263	12,133	1	432,771	—	—	432,772
Issuance of common stock under Employee Stock Purchase Plan	138	—	1,027	—	—	1,027
Issuance of common stock in connection with vesting of restricted stock units	200	—	—	—	—	—
Stock-based compensation	—	—	12,812	—	—	12,812
Net loss	—	—	—	—	(70,793)	(70,793)
Other comprehensive income	—	—	—	11	—	11
Balance at June 30, 2024	109,266	$11	$1,931,890	$(453)	$(710,412)	$1,221,036
Issuance of common stock upon exercise of stock options	1,007	—	17,363	—	—	17,363
Issuance of common stock in public offering, net of issuance costs of $21,406	8,418	1	323,731	—	—	323,732
Issuance of common stock in connection with vesting of restricted stock units	209	—	—	—	—	—
Stock-based compensation	—	—	14,092	—	—	14,092
Net loss	—	—	—	—	(80,398)	(80,398)
Other comprehensive income	—	—	—	7,555	—	7,555
Balance at September 30, 2024	118,900	$12	$2,287,076	$7,102	$(790,810)	$1,503,380
See accompanying notes.

Avidity Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(447,530)	$(220,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,655	2,038
Stock-based compensation expense	54,419	37,210
Amortization of premiums and discounts on marketable securities, net	(11,037)	(14,281)
Gain on disposal of property and equipment	83	—
Non-cash operating lease costs	2,672	2,473
Changes in operating assets and liabilities:
Prepaid and other assets	(140,283)	(16,928)
Accounts payable	1,112	(1,147)
Accrued expenses and other liabilities	67,031	19,775
Operating right-of-use assets and lease liabilities, net	(2,031)	(2,752)
Deferred revenue	(7,759)	(7,342)
Net cash used in operating activities	(480,668)	(200,999)
Cash flows from investing activities
Proceeds from maturities of marketable securities	862,604	349,655
Purchases of marketable securities	(1,096,874)	(1,136,534)
Purchases of property and equipment	(7,808)	(3,150)
Tenant improvements capitalized to right-of-use assets	(3,175)	—
Net cash used in investing activities	(245,253)	(790,029)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	837,420	762,661
Proceeds from issuance of common stock under employee incentive equity plans	18,656	36,189
Proceeds from the issuance of common stock in a private placement, net of issuance costs	—	238,388
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	—	141,395
Net cash provided by financing activities	856,076	1,178,633
Effect of exchange rate on cash, cash equivalents and restricted cash	138	—
Net increase in cash, cash equivalents and restricted cash	130,293	187,605
Cash, cash equivalents and restricted cash at beginning of period	222,663	185,377
Cash, cash equivalents and restricted cash at end of period	$352,956	$372,982

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$45,195	$—
Costs incurred, but not paid, in connection with public offering included in accounts payable and accrued expenses and other liabilities	$525	$565
Tenant improvements capitalized to right-of-use assets within accounts payable and accrued expenses	$1,145	$—
Receivables from stock option exercises included in prepaid and other current assets	$—	$406
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$3,763	$655
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
Agreement and Plan of Merger & Separation and Distribution Agreement
On October 25, 2025,the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Novartis AG, a company limited by shares (Aktiengesellschaft) incorporated under the laws of Switzerland (Novartis or Parent), and Ajax Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent. In connection with the Merger, the Company, Bryce Therapeutics, Inc., a newly formed Delaware corporation and wholly owned subsidiary of the Company (SpinCo), and Parent (with respect to certain sections specified therein) also entered into a Separation and Distribution Agreement, dated October 25, 2025 (the Separation and Distribution Agreement), to effect a pre-closing reorganization of certain assets related the Company’s early stage precision cardiology programs and certain collaboration agreements. Refer to footnote 10, Subsequent Events, for more information.
Liquidity
Since inception, the Company has relied on various means of raising capital, including public offerings, at-the-market (ATM) sales agreements, the sale and issuance of convertible preferred stock, funding under collaboration agreements, and private placements of common stock. The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research and preclinical studies, advancing its clinical programs, and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of September 30, 2025, the Company had an accumulated deficit of $1.3 billion, cash and cash equivalents of $350.2 million, and marketable securities of $1.5 billion.
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
Certain amounts reported in the Company's prior fiscal periods consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of accounts payable from “Accounts payable and accrued liabilities” into “Accounts payable” and the reclassification of accrued compensation from “Accrued compensation” into “Accrued expenses and other liabilities" on the condensed consolidated balance sheets. There are no changes to the Company’s financial position or results of operations as a result of this reclassification.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2025.
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

Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	September 30,
	2025	2024
Common stock options issued and outstanding	13,705	12,190
Restricted stock units	3,131	1,608
Performance stock units	810	375
ESPP shares pending issuance	59	25
Total	17,705	14,198
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through standardization and disaggregation of the income tax rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. ASU 2023-09 can be applied either prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires that public business entities disclose additional information about specific expense captions in the notes to financial statements at interim and annual reporting periods. The amendment in the update does not change or remove current expense disclosures, rather, it requires enhanced disaggregated disclosures of specific expense captions and affects where that information is presented within the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 can be applied either prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which eliminates the project stage model and introduces a probable-to-complete recognition threshold for the capitalization of software development costs. The amendment in the update requires an assessment of uncertainty associated with software development activities, additional disclosures for capitalized internal-use software costs and consideration of website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027. ASU 2025-06 can be applied prospectively, through a modified transition approach, or retrospectively and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.

3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of September 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$51,836	$51,836	$—	$—
Marketable securities:
U.S. Treasury securities	1,525,678	1,525,678	—	—
Total	$1,577,514	$1,577,514	$—	$—

		Fair Value Measurements Using
As of December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$7,439	$7,439	$—	$—
Marketable securities:
U.S. Treasury securities	1,281,139	1,281,139	—	—
Negotiable certificates of deposit	490	—	490	—
Total	$1,289,068	$1,288,578	$490	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of September 30, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$927,070	$1,765	$(72)	$928,763
U.S. Treasury securities	1 - 2	596,965	331	(381)	596,915
Total		$1,524,035	$2,096	$(453)	$1,525,678

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$947,916	$2,154	$(80)	$949,990
Negotiable certificates of deposit	1 or less	490	—	—	490
U.S. Treasury securities	1 - 2	330,321	1,218	(390)	331,149
Total		$1,278,727	$3,372	$(470)	$1,281,629
The unrealized losses on the Company’s marketable securities were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at September 30, 2025 and December 31, 2024 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$745,377	$(439)	$10,052	$(14)	$755,429	$(453)
Total	$745,377	$(439)	$10,052	$(14)	$755,429	$(453)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$247,404	$(470)	$—	$—	$247,404	$(470)
Total	$247,404	$(470)	$—	$—	$247,404	$(470)
Accrued interest receivable on available-for-sale securities was $14.3 million and $8.7 million at September 30, 2025 and December 31, 2024, respectively. The Company has not written off any accrued interest receivable for the nine months ended September 30, 2025 and 2024.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on its research with MyoKardia Inc. In connection with the BMS Collaboration Agreement, the Company recognized revenue of $2.3 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, and $7.8 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. There were no collaboration receivables related to the BMS Collaboration Agreement in any of the periods presented.
Research Collaboration and License Agreement with Eli Lilly and Company
In April 2019, the Company entered into a Research Collaboration and License Agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) for the discovery, development and commercialization of AOC products directed against certain targets in immunology and other select indications on a worldwide basis. The Company recognized revenue of $10.0 million for the three months ended September 30, 2025, and no revenue for the three months ended September 30, 2024. The Company recognized revenue of $10.0 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. In August 2025, Lilly paid the Company $10.0 million as the result of the achievement of a clinical development milestone under the Lilly Agreement for a collaboration target. There were no collaboration receivables related to the Lilly Agreement as of September 30, 2025 and December 31, 2024. There was no deferred revenue related to the Lilly Agreement at September 30, 2025.
The amounts received that have not yet been recognized as revenue are deferred on the Company’s condensed consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to all collaboration agreements for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

Balance at December 31, 2024	$58,948
Revenue recognized that was included in the balance at the beginning of the period	(1,573)
Balance at March 31, 2025	57,375
Revenue recognized that was included in the balance at the beginning of the period	(3,847)
Balance at June 30, 2025	53,528
Revenue recognized that was included in the balance at the beginning of the period	(2,339)
Balance at September 30, 2025	$51,189

Balance at December 31, 2023	$69,263
Revenue recognized that was included in the balance at the beginning of the period	(2,961)
Balance at March 31, 2024	66,302
Revenue recognized that was included in the balance at the beginning of the period	(2,045)
Balance at June 30, 2024	64,257
Revenue recognized that was included in the balance at the beginning of the period	(2,336)
Balance at September 30, 2024	$61,921
6.    Composition of Certain Consolidated Financial Statement Items
Prepaid and other current assets (in thousands)

	September 30, 2025	December 31, 2024
Prepaid assets	$15,152	$12,571
Interest receivable	15,037	9,447
Other current assets	59,992	18,775
Total prepaid and other current assets	$90,181	$40,793
Other current assets included reimbursable tenant improvements of $39.5 million and $7.1 million as of September 30, 2025 and December 31, 2024, respectively.
Property and equipment, net (in thousands)

	September 30, 2025	December 31, 2024
Laboratory equipment	$18,056	$14,180
Computers and software	3,310	261
Office furniture and equipment	6,918	1,979
Leasehold improvements	3,358	288
Construction in process	309	3,959
Property and equipment, gross	31,951	20,667
Less accumulated depreciation	(10,447)	(7,997)
Total property and equipment, net	$21,504	$12,670
Depreciation expense related to property and equipment was $1.1 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Other assets
During the second quarter of 2025, the Company entered into reservation agreements with a Contract Manufacturing Organization (CMO) to purchase an agreed upon number of production batches during the years 2026-2028. Nonrefundable reservation fees of approximately $82.1 million were recorded in non-current assets on the consolidated balance sheet as of September 30, 2025. The nonrefundable reservation fees will be credited against purchases, beginning in 2026, up to the total amount of the reservation fees.
Accrued expenses and other liabilities (in thousands)

	September 30, 2025	December 31, 2024
Accrued manufacturing and technical development	$72,868	$35,680
Accrued clinical development	13,994	8,157
Accrued other research and development	1,609	3,852
Accrued compensation	37,085	3,663
Accrued other	11,607	13,374
Total accrued expenses and other liabilities	$137,163	$64,726
7.    Commitments and Contingencies
Operating Lease
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc. (the Sublease) to rent 105,000 square feet for office and laboratory space for the Company’s corporate headquarters. In addition, in March 2025, the Company exercised the option to rent an additional 80,000 square feet in an adjacent available building under the amended sublease agreement with Turning Point Therapeutics, Inc. (the Amended Sublease).
Pursuant to the terms of the Sublease, the sublandlord provided the Company with a tenant improvement allowance of $33.6 million. An additional tenant improvement allowance of $5.0 million was utilized and will be repaid in equal installments through monthly rent payments, subject to increases of 3% per annum. The Sublease commenced on August 14, 2025, with a term of 9 years, 9 months. There are no options to extend or terminate the Sublease. Upon commencement, the Company recognized a right-of-use asset of $49.9 million and a lease liability of $45.2 million.

The undiscounted future lease payments for the Company's operating leases are as follows (in thousands):

Year Ending December 31,
2025 (remaining)	$2,402
2026	8,323
2027	7,259
2028	9,230
2029	9,506
Thereafter	47,364
Total lease payments	84,084
Less imputed interest	(34,118)
Total operating lease liabilities	49,966
Less lease liabilities, current portion	(3,967)
Lease liabilities, net of current portion	$45,999
As of September 30, 2025 and December 31, 2024, the weighted-average discount rate was 11.3% and 5.9%, respectively, and the weighted-average remaining lease term was 9.1 years and 1.9 years, respectively. Total lease costs for the three months ended September 30, 2025 and 2024 were $2.3 million and $0.8 million, respectively. Total lease costs for the nine months ended September 30, 2025 and 2024 were $3.9 million and $2.5 million, respectively. Short-term and variable lease costs were immaterial for all periods presented.
The term of the Amended Sublease is approximately 9 years, 1 month with payments expected to begin in April 2026. Pursuant to the terms of the Amended Sublease, the sublandlord will provide the Company with a tenant improvement allowance of up to $19.9 million. An additional tenant improvement allowance of up to $5.1 million is also available under the master lease, subject to certain spending conditions by the Company. Total aggregate future lease commitments under the Amended Sublease are approximately $53.7 million and inclusive of 3% annual rent increases and various agreed upon rent abatement amounts. The Amended Sublease will be measured and recognized upon commencement of the Amended Sublease. As of September 30, 2025, the Amended Sublease had not commenced because construction of improvements to the facility for its intended use was not substantially complete.
In connection with the Sublease and Amended Sublease, the Company is required to maintain a letter of credit for the benefit of the sublandlord in the amount of $2.5 million, which was delivered in April 2024 and is included in restricted cash in the Company’s condensed consolidated balance sheets.
Unconditional Purchase Obligations
On August 1, 2025, the Company entered into a commercial manufacturing agreement (the Manufacturing Agreement) with a CMO for the manufacturing of the Company’s drug substances, conjugated drug substances, and drug products. The non-cancellable Manufacturing Agreement requires the Company to meet minimum purchase obligations on an annual basis, beginning in 2026 and ending in 2028. The Manufacturing Agreement includes a variable component whereby service prices may be adjusted once per calendar year based on movements in an applicable price index, in addition to other adjustment and payments for certain raw material and other costs.
As of September 30, 2025, the aggregate amount of future unconditional minimum purchase obligations under the Manufacturing Agreement was $621.6 million, subject to foreign currency changes, annual price increases, other adjustments and payments for certain costs and net of the nonrefundable reservation fees outlined in Note 6, "Composition of Certain Consolidated Financial Statement Items".

The future minimum annual purchase obligations under the Manufacturing Agreement as of September 30, 2025, are as follows (in thousands):

Year Ending December 31,
2026	$58,484
2027	225,161
2028	337,960
Total purchases, net	$621,605
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no such matters currently outstanding for which any liabilities have been accrued.
8.    Stockholders’ Equity
Common Stock
On July 23, 2025, pre-funded warrants, originally issued by the Company on March 4, 2024 (the 2024 Pre-Funded Warrants), to purchase 2,208,114 shares of the Company’s common stock were exercised in a cashless transaction, which resulted in an aggregate of 2,208,048 shares of the Company’s common stock being issued. As of September 30, 2025, 2024 Pre-Funded Warrants to purchase a total of 6,822,737 shares of the Company’s common stock remained available for exercise. See Note 10 for a discussion of additional exercises of 2024 Pre-funded Warrants subsequent to September 30, 2025.
On August 9, 2024, the Company entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent). Under the 2024 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. The Company is not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. During the three and nine months ended September 30, 2025, the Company sold 5,646,583 shares of its common stock pursuant to the 2024 Sales Agreement and received net proceeds of $185.5 million, after deducting offering-related transaction costs and commissions of $4.8 million, at an average price of $33.69 per share.
On September 15, 2025, the Company completed an underwritten public offering of 17,250,000 shares of its common stock at a public offering price of $40.00 per share. Net proceeds from the offering were approximately $651.4 million, after deducting underwriting discounts and offering expenses of $38.6 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon filing on May 9, 2024.
Stock-Based Compensation Expense
The allocation of stock-based compensation expense across the Company's equity incentive plans described in the Company's annual report on Form 10-K was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$9,661	$6,680	$28,271	$18,945
General and administrative expense	9,363	7,412	26,148	18,265
Total stock-based compensation expense	$19,024	$14,092	$54,419	$37,210
As of September 30, 2025, the unrecognized compensation cost related to outstanding time-based options and restricted stock units was $113.2 million and $74.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.7 years, respectively. As of September 30, 2025 the unrecognized compensation cost related to performance stock units was $34.2 million, none of which were deemed probable of vesting.
Employee Stock Purchase Plan
The Company issued 92,348 and 137,913 shares of common stock under the Employee Stock Purchase Plan (ESPP) during the nine months ended September 30, 2025 and 2024, respectively. The Company had an outstanding liability of $1.5 million at September 30, 2025, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of September 30, 2025, 1,299,919 shares of common stock were available for issuance under the ESPP. As of September 30, 2025, the unrecognized compensation cost related to stock purchase rights under the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 0.2 years.
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
The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$12,475	$2,336	$17,895	$7,924
Operating expenses, excluding stock-based compensation and depreciation
Research and development	(144,616)	(69,927)	(362,263)	(187,345)
General and administrative	(36,585)	(15,741)	(90,023)	(39,279)
Total operating expenses, excluding stock-based compensation and depreciation	(181,201)	(85,668)	(452,286)	(226,624)
Stock-based compensation	(19,024)	(14,092)	(54,419)	(37,210)
Depreciation	(1,056)	(710)	(2,655)	(2,036)
Total operating expenses	(201,281)	(100,470)	(509,360)	(265,870)
Other income	14,364	17,736	43,935	37,901
Net loss	$(174,442)	$(80,398)	$(447,530)	$(220,045)
The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	September 30, 2025	December 31, 2024
Cash, cash equivalents and marketable securities	$1,875,836	$1,501,497

10. Subsequent Events
Pending Acquisition by Novartis AG and Spin-Off
On October 25, 2025, the Company entered into the Merger Agreement with Novartis and Merger Sub, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent.
At the effective time of the Merger (the Effective Time), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (including any shares issued as a result of the exercise of any Company Warrants (as defined below) prior to the Effective Time, but excluding each share of the Company's common stock (i) held in the treasury of the Company, (ii) owned by Parent or Merger Sub or any direct or indirect wholly owned Subsidiary of Parent or the Company immediately prior to the Effective Time or (iii) held by any stockholder who is entitled to demand and has properly and validly demanded their statutory right of appraisal of such shares of the Company’s common stock in accordance with, and in compliance in all respects with, Section 262 of the General Corporation Law of the State of Delaware) will automatically be cancelled and converted into the right to receive an amount in cash equal to $72.00, without interest and subject to any applicable tax withholdings (the Merger Consideration).
At the Effective Time, each option to purchase shares of the Company’s common stock granted under any equity plans, agreements or arrangements of the Company (each, a Company Stock Option) that is then outstanding and unexercised, whether or not vested and which has a per share exercise price that is less than the Merger Consideration, will be cancelled and converted into the right to receive a cash payment (without interest and subject to any withholding taxes required by applicable law) equal to the product of the excess of the Merger Consideration over the per share exercise price of such Company Stock Option, multiplied by the total number of shares of the Company’s common stock subject to such Company Stock Option immediately prior to the Effective Time.
At the Effective Time and subject to certain exceptions, each then-outstanding award of restricted stock units denominated in the Company’s common stock, whether subject to time-based or performance-based vesting, that are granted under any equity plans, agreements or arrangements of the Company (each, a Company RSU), whether or not vested, will be cancelled and the holder thereof will be entitled to receive a cash payment (without interest and subject to any withholding taxes required by applicable law) equal to the product of the Merger Consideration and the number of shares of the Company’s common stock subject to such Company RSU.
In connection with the Merger, the Company, SpinCo, and Parent (with respect to certain sections specified therein) entered into the Separation and Distribution Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Separation and Distribution Agreement, prior to the Effective Time: (i) the Company will effect a pre-closing reorganization (the Pre-Closing Reorganization), which will result in SpinCo owning, assuming or retaining all assets and liabilities of the Company and its subsidiaries related to their early stage precision cardiology programs and certain collaboration agreements, and the Company owning, assuming or retaining all other assets and liabilities; and (ii) thereafter, the Company will either (a) distribute to its stockholders (and holders of Company Stock Options, Company RSUs or Warrants) as of the record date for the Spin-Off Distribution, as may be determined by the Company Board or a committee of the Company Board (the Distribution Record Date), on a pro rata basis, all of the issued and outstanding shares of SpinCo's common stock, at a ratio of 1 share of SpinCo's common stock per 10 shares of the Company’s common stock outstanding or underlying such Company Stock Option, Company RSU or Warrant, as further described below, subject to certain exceptions, with SpinCo continuing its existence as a separate and independent company (the Spin-Off Distribution) or (b) subject to Parent's written consent, consummate a sale of SpinCo to a third party in accordance with the terms of the Merger Agreement (a Permitted Third Party Sale), subject to the terms and conditions specified in the Merger Agreement and the Separation and Distribution Agreement. Following completion of the transactions contemplated by the Separation and Distribution Agreement (the Spin-Off), the Company will have no continuing ownership interest in SpinCo. The Spin-Off also includes certain assets of the Company that trigger a right of first negotiation (the ROFN) with an existing collaboration partner of the Company that was notified concurrently with the Company’s announcement of its entry into the Merger Agreement.

Consummation of the Merger is subject to closing conditions related to the Spin-Off and other customary Merger closing conditions. The parties expect the Merger, the Spin-Off and the other transactions contemplated by the Merger Agreement to close in the first half of 2026.
The Merger Agreement contains certain termination rights for the Company and Parent. Subject to the terms and conditions of the Merger Agreement, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by 5:00 P.M. New York City time on July 27, 2026 (as it may be extended, the Outside Date), which period automatically extends for one additional 3-month period ending no later than 5:00 P.M. New York City time on October 26, 2026, if at the end of the initial period, the only outstanding conditions to closing the Merger are (i) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and, potentially, the applicable antitrust laws of specified other jurisdictions (the Springing Jurisdictions) (if applicable) in the circumstances described in the Merger Agreement; (ii) the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger (solely in respect of the HSR Act and, potentially, a Springing Jurisdiction in the circumstances described in the Merger Agreement); (iii) the absence of legal proceedings brought under the HSR Act and, potentially, a Springing Jurisdiction in the circumstances described in the Merger Agreement; (iv) the adoption of the Merger Agreement and the Separation and Distribution Agreement by the Company stockholders constituting the Requisite Company Vote; (v) that the registration statement filed in connection with the spin-off of SpinCo (Spin-Off) has become effective; or (vi) the consummation of the Spin-Off or, subject to Parent’s written consent, a Permitted Third Party Sale (as defined in the Merger Agreement). Upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $450 million. Such circumstances include where the Merger Agreement is terminated (i) in connection with the Company accepting and entering into an agreement for the consummation of a transaction which the Company’s board of directors (the Company Board) determines is a Superior Proposal (as defined in the Merger Agreement); (ii) due to the Company Board’s failure to include in the proxy statement, or its change of, or failure to reaffirm as required by the Merger Agreement, its recommendation of adopting the Merger Agreement and the Separation and Distribution Agreement to the Company’s stockholders; and (iii) in connection with the termination of the Merger Agreement by (a) either Parent or the Company if the Merger is not consummated prior to the Outside Date or (b) Parent as a result of the Company’s breach of any representation or warranty or its failure to perform any covenant, and following any such termination, the Company consummates or enters into a binding agreement to consummate an acquisition proposal within twelve months of such termination date. The Merger Agreement further provides that Parent will be required to pay the Company a reverse termination fee of $600 million in the event the Merger Agreement is terminated by either Parent or the Company (i) because the Merger is not consummated before the Outside Date and at that time certain conditions related to antitrust laws have not been satisfied or (ii) as the result of a legal restraint preventing or otherwise making illegal the consummation of the Merger under an antitrust law.
If the Spin-Off does not occur and instead the cash proceeds received by the Company, any of its affiliates or SpinCo in a sale pursuant to the ROFN or Permitted Third Party Sale less the total amount of certain related expenses incurred by or on behalf of the Company or SpinCo (Permitted Sale Proceeds) are distributed to Company stockholders prior to the Effective Time following either a sale of assets of the Company subject to the ROFN or a Permitted Third Party Sale, holders of Company Stock Options and Company RSUs as of the record date used by the Company for such distribution will receive a cash payment from the Permitted Sale Proceeds, subject to applicable tax withholding, equal to the product of the per share amount payable to holders of the Company's common stock in such distribution and the number of shares of the Company’s common stock underlying each such Company Stock Option or Company RSU.
At the Effective Time, each warrant to purchase shares of the Company's common stock, including the 2024 Pre-Funded Warrants (each, a Company Warrant) that is outstanding immediately prior to the Effective Time will become exercisable solely for the same Merger Consideration as the holder of such Company Warrant would have received if such Company Warrant was exercised immediately prior to the Effective Time. Additionally, the Company may distribute an amount in cash from the Permitted Sale Proceeds to the holders of Company Warrants pursuant to the terms of the Company Warrants.

Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth the terms and conditions regarding the Spin-Off, including the transfer of certain assets by the Company to SpinCo and the assumption of certain liabilities by SpinCo from the Company.
SpinCo will be funded by a cash contribution immediately prior to the Distribution Effective Time (as defined in the Separation and Distribution Agreement) from the Company of $270 million, minus the sum of the amount of cash, cash equivalents and marketable securities contained in any bank and brokerage accounts owned by SpinCo as of the close of business on the day prior to the date of the Spin-Off (such net amount, the SpinCo Funding). If the aggregate amount of cash, cash equivalents and marketable securities contained in any bank and brokerage accounts owned by the RemainCo Group (as defined in the Separation and Distribution Agreement) as of the close of business on the day prior to the Distribution Effective Time is less than the SpinCo Funding, concurrently with the closing of the Merger, Parent will either (i) cause the Company to pay, or (ii) pay on behalf of the Company, the difference to SpinCo (except in the event of a Sale (as defined in the Separation and Distribution Agreement)).
In the Spin-Off, and pursuant to the Separation and Distribution Agreement, the Company will distribute to the Company’s stockholders as of the Distribution Record Date, all of the issued and outstanding shares of SpinCo's common stock as of the distribution time on a pro rata basis of 1 share of SpinCo common stock per 10 shares of the Company’s common stock. The Company will also deliver shares of SpinCo common stock to the holders of the Company Warrants in accordance with their terms. In addition, in the event of the Spin-Off, holders of Company Stock Options and Company RSUs as of the Distribution Record Date will receive 1 share of SpinCo common stock per 10 shares of the Company’s common stock underlying such Company Stock Options and Company RSUs, subject to certain exceptions.
The consummation of the Spin-Off is subject to, among other things: (i) satisfaction of the conditions to closing set forth in the Merger Agreement (with certain exceptions); (ii) the absence of any judgment or law prohibiting or making illegal the consummation of the Spin-Off, the Pre-Closing Reorganization or the Merger; (iii) the license agreement being in full force and effect; (iv) execution of a transition services agreement; and (v) completion of the Pre-Closing Reorganization.
Exercise of Pre-Funded Warrants
Subsequent to September 30, 2025, 2024 Pre-Funded Warrants to purchase an aggregate of 3,761,945 shares of the Company’s common stock were exercised in cashless transactions, which resulted in an aggregate of 3,761,868 shares of the Company’s common stock being issued.

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
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, the planned completion and timing of the transactions contemplated by the Merger Agreement or the Separation and Distribution Agreement (each as defined in Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Subsequent Events of this quarterly report), research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, inflationary pressures, and the ongoing hostilities outside the United States on our business, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our pipeline currently has three programs in potentially registrational trials. Delpacibart zotadirsen, or del-zota (formerly AOC 1044), is designed for people living with Duchenne muscular dystrophy, or DMD, and is currently in development with the ongoing Phase 2 EXPLORE44 Open-Label Extension (EXPLORE44-OLE™) study. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Delpacibart etedesiran, or del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in development with the global Phase 3 HARBOR™ trial and ongoing HARBOR Open-Label Extension (HARBOR-OLE™) trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in development in the registrational fully enrolled ongoing FORTITUDE™ biomarker cohort in the Phase 1/2 FORTITUDE trial, the Phase 2 FORTITUDE Open-Label Extension (FORTITUDE-OLE™) trial and the Phase 3 FORTITUDE-3™ (formerly known as FORWARD™) trial. Del-desiran, del-brax and del-zota have all been granted Orphan Designation by the FDA and the European Medicines Agency, or EMA, and Fast Track Designation by the FDA. In addition, the FDA has granted del-desiran and del-zota Breakthrough Therapy designation and granted del-zota Rare Pediatric Disease designation. Del-desiran has also been granted Orphan Drug Designation by the Japan Ministry of Health, Labour and Welfare (MHLW).

Recent Developments - Merger Agreement with Novartis AG and Spin-Off
On October 25, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Novartis AG, a company limited by shares (Aktiengesellschaft) incorporated under the laws of Switzerland, which we refer to as Novartis or Parent, and Ajax Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent, or Merger Sub, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, and we will survive the Merger as an indirect wholly owned subsidiary of Parent, which we refer to as the Merger.
In connection with the Merger, we, Bryce Therapeutics, Inc. (which will be renamed prior to the Effective Time (as defined below)), a newly formed Delaware corporation and wholly owned subsidiary of ours, or SpinCo, and Parent (with respect to certain sections specified therein) entered into a Separation and Distribution Agreement, dated October 25, 2025, or the Separation and Distribution Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Separation and Distribution Agreement, prior to the effective time of the Merger, or the Effective Time: (i) we will effect a pre-closing reorganization, or the Pre-Closing Reorganization, which will result in SpinCo owning, assuming or retaining all assets and liabilities held by us and our subsidiaries related to our early stage precision cardiology programs and certain collaboration agreements, and us owning, assuming or retaining all other assets and liabilities; and (ii) thereafter, we will either (a) distribute to our stockholders as of the record date for the Spin-Off Distribution, as may be determined by the Company Board or a committee of the Company Board (the Distribution Record Date), on a pro rata basis, all of the issued and outstanding shares of SpinCo common stock, par value $0.001 per share, or SpinCo Common Stock, at a ratio of 1 share of SpinCo Common Stock per 10 shares of our common stock, with SpinCo continuing its existence as a separate and independent company, or the Spin-Off Distribution or (b) subject to Parent's written consent, consummate a sale of SpinCo to a third party in accordance with the terms of the Merger Agreement, or a Permitted Third Party Sale, subject to the terms and conditions specified in the Merger Agreement and the Separation and Distribution Agreement. Following completion of the transactions contemplated by the Separation and Distribution Agreement, or the Spin-Off, we will have no continuing ownership interest in SpinCo. The Spin-Off also includes certain assets of the Company that trigger a right of first negotiation, or the ROFN, with an existing collaboration partner of ours that was notified concurrently with our announcement of our entry into the Merger Agreement.
The parties expect the Merger, the Spin-Off and the other transactions contemplated by the Merger Agreement to close in the first half of 2026. In the event the Merger Agreement is terminated, under specified circumstances, we will be required to pay Parent a termination fee of $450 million. The Merger Agreement further provides that Parent will be required to pay us a reverse termination fee of $600 million in the event the Merger Agreement is terminated by either Parent or the Company under certain circumstances. Refer to Note 10, "Subsequent Events" to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further details.
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
In October 2025, we completed a positive pre-BLA meeting with the FDA and aligned on a clear path forward for a planned BLA submission for potential accelerated approval of del-zota. This BLA submission is planned for 2026.
We plan to submit to the FDA amendments to the IND for del-zota to generate certain additional data which we will include in our BLA submission.
In October 2025, Kevin M. Flanigan, M.D., Nationwide Children’s Hospital, presented del-zota data at four or five months, as compared to placebo from the completed EXPLORE44® trial in participants living with DMD44, at the 30th Annual International Congress of the World Muscle Society. As part of our exploratory analysis, this early data showed trends toward functional improvement in the EXPLORE44 study, with trends across EXPLORE44 and EXPLORE44-OLE continuing after one year of treatment compared to the PRO-DMD-01 database analyzed by Analysis Group®, or DMD44 natural history.

In September 2025, we reported positive topline and functional del-zota data from a total of 17 participants (12 ambulatory and 5 non-ambulatory) in the EXPLORE44 trial®. Participants treated continuously with del-zota for approximately one year began treatment in EXPLORE44 and continued into EXPLORE44-OLE™. Data demonstrated reversal of disease progression and unprecedented improvement compared to baseline and DMD44 natural history (Nat Hx) across multiple functional measures. Treated participants demonstrated statistically significant increases of approximately 25 percent of normal in dystrophin production and restored total dystrophin up to 58 percent of normal. Creatine kinase (CK) levels rapidly reduced by greater than 80 percent compared to baseline and were sustained at near normal levels throughout the duration of evaluation with participants followed for up to 16 months. Additionally, 50 percent of participants had CK levels within the normal range at one year of treatment.
Given the study design, some participants received 5 mg/kg once every six weeks (Q6W) and some received 10 mg/kg once every eight weeks during EXPLORE44. All participants were transitioned to the 5 mg/kg (Q6W) dosing schedule during EXPLORE44-OLE. Not all participants could complete all assessments. Functional data from these pooled dosing cohorts for del-zota-treated participants, compared to DMD44 natural history, demonstrated:
•4-Stair Climb (4SC): Improved from baseline by 2.1 seconds. In contrast, the natural history group declined from baseline by 2.7 seconds (DMD44 Nat Hx N=22; del-zota N=10).
•10-Meter Walk/Run Test (10mWRT): Improved from baseline by 0.7 seconds. In contrast, the natural history group declined from baseline by 1.5 seconds (DMD44 Nat Hx N=22; del-zota N=10).
•Time to Rise from Floor (TTR): Improved from baseline by 3.2 seconds. In contrast, the natural history group declined from baseline by 1.6 seconds (DMD44 Nat Hx N=19; del-zota N=6).
•North Star Ambulatory Assessment (NSAA): Remained stable. In contrast, the natural history group declined from baseline by 2.4 points (DMD44 Nat Hx N=20; del-zota N=10).
•Performance of Upper Limb (PUL2): Improved from baseline by 1.5 points. In contrast, the natural history group declined from baseline by 0.7 points. Similar PUL improvements were seen in both ambulatory and non-ambulatory participants (DMD44 Nat Hx N=27; del-zota N=17).
Safety and tolerability data were assessed from 39 participants in the ongoing EXPLORE44-OLE study, as of June 2025. Del-zota continued to demonstrate favorable long-term safety and tolerability results. Most treatment emergent adverse events (TEAEs) were mild or moderate with the most common TEAEs (occurring in greater than 3 participants) being upper respiratory tract symptoms, diarrhea, fall, back pain and headache. One participant discontinued from EXPLORE44-OLE following an event of hypersensitivity.
In July 2025, we announced the FDA granted Breakthrough Therapy designation to del-zota for the treatment of DMD44.
Delpacibart etedesiran (del-desiran) for the treatment of myotonic dystrophy type 1 (DM1):
Del-desiran is currently being studied in the global Phase 3 HARBOR™ trial and ongoing HARBOR-OLE™ trial in people living with DM1. The Phase 2 MARINA-OLE™ trial has concluded. As of October 2025, participants who completed the MARINA-OLE trial and provided their consent, have transitioned to the HARBOR-OLE trial. Prior to initiation of the HARBOR trial, Avidity aligned with global regulators, including the FDA, on the registrational path for del-desiran. Del-desiran is designed to address the underlying genetic cause of DM1 by reducing levels of a disease-related mRNA called DMPK. Del-desiran consists of a proprietary mAb that binds to the transferrin receptor 1 (TfR1) conjugated with an siRNA targeting DMPK mRNA. Data presented in March 2024 from the MARINA-OLE trial showed reversal of disease progression in people living with DM1 across multiple endpoints including video hand opening time (vHOT) as a measure of hand function and myotonia, muscle strength and activities of daily living when compared to END-DM1 natural history study population over one year.
The global Phase 3 HARBOR trial is a randomized, placebo-controlled, double-blind pivotal study evaluating del-desiran in 159 people (age 16 to 65 years) living with DM1. The trial is being conducted at 34 sites globally. Patients are administered either del-desiran or placebo (1:1) every eight weeks. The trial is designed to assess the multiple key functional aspects of DM1. The primary endpoint is vHOT, a measurement of myotonia, which is the hallmark symptom of DM1. Key secondary endpoints include muscle strength as measured by hand grip strength and quantitative muscle testing (QMT) total score, and activities of daily living as measured by DM1-Activ, a patient reported outcome (PRO) scale to assess the impact of del-desiran on the multi-systemic nature of the DM1 disease. All study participants, regardless of whether they receive active treatment or placebo, have the option to enroll into the HARBOR-OLE trial where all patients will receive active drug administered every eight weeks. The HARBOR-OLE trial is designed to assess the long-term safety, tolerability, and efficacy of del-desiran for the treatment of DM1.
We plan to submit to the FDA a protocol amendment for the HARBOR trial, which amendment will move the data cutoff date and related items from 30 weeks to 54 weeks. This change is a significant opportunity for patients and the HCP community as it will demonstrate the long-term efficacy and safety benefits of del-desiran. We believe that a larger safety database and longer efficacy data at 54 weeks will increase likelihood of demonstrating a treatment effect in a slowly progressing disease on multiple endpoints.
In July 2025, we announced the Phase 3 HARBOR trial is fully enrolled with a total of 159 participants enrolled. We remain on track to deliver multiple updates from the del-desiran program, including:
•Expected publication of data analyses from the completed Phase 1/2 MARINA trial in the fourth quarter of 2025.
•54-week topline data readout from global Phase 3 HARBOR study expected in the second half of 2026.
Delpacibart braxlosiran (del-brax) for the treatment of facioscapulohumeral muscular dystrophy (FSHD):
Del-brax is currently being studied in the registrational fully enrolled ongoing Biomarker Cohort in the Phase 1/2 FORTITUDE trial, the Phase 2 FORTITUDE-OLE trial and the FORTITUDE-3 (formerly known as FORWARD™) global confirmatory Phase 3 trial in participants living with facioscapulohumeral muscular dystrophy (FSHD). Del-brax is designed to address the underlying cause of FSHD, which is caused by the aberrant expression of a gene called double homeobox 4 or DUX4. Del-brax consists of a proprietary mAb that binds to the transferrin receptor 1 (TfR1) conjugated with an siRNA targeting DUX4 mRNA.
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
•Rapid and significant reductions in levels of KHDC1L or cDUX, a DUX4-regulated circulating biomarker, and creatine kinase, a biomarker of muscle damage; and
•Favorable long-term safety and tolerability with most adverse events (AEs) mild or moderate, with no related serious or severe adverse events and no discontinuations.
In March 2025, we announced that enrollment was completed for the del-brax biomarker cohort with a total of 51 participants enrolled.
Topline data from the FORTITUDE biomarker cohort is expected in the second quarter of 2026 and the FORTITUDE 3 data readout and global regulatory submissions are expected in 2028.
FORTITUDE™ and FORTITUDE-OLE™ trials
The FORTITUDE™ trial is a randomized, placebo-controlled, double-blind, Phase 1/2 clinical trial designed to evaluate single and multiple doses of del-brax in 90 participants with facioscapulohumeral muscular dystrophy (FSHD). The two dose escalation cohorts in FORTITUDE (N=39) evaluated the safety, tolerability, pharmacokinetics, and pharmacodynamics of del-brax administered intravenously. Though the Phase 1/2 trial is not statistically powered to assess functional benefit, it explores the clinical activity of del-brax including measures of functional mobility and muscle strength as well as patient reported outcomes and quality of life measures, as well as changes in in key biomarkers including KHDC1L or cDUX, a DUX4-regulated circulating biomarker.
Two dose escalation cohorts evaluated 2 mg/kg or 4 mg/kg of del-brax every 13 weeks with a booster dose at 6 weeks in the first three months of the study versus placebo and informed the dose and dose regimen of del-brax for registrational studies. We have identified 2 mg/kg of del-brax every six weeks as the dose for the registrational studies, FORTITUDE Biomarker Cohort and FORTITUDE-3 Phase 3 study. Participants who complete FORTITUDE have the option to enroll in the ongoing FORTITUDE-OLE study evaluating the long-term safety and tolerability of del-brax.
FORTITUDE Biomarker Cohort
The ongoing biomarker cohort in the FORTITUDE trial (N=51) assesses the impact of del-brax 2 mg/kg administered intravenously every six weeks versus placebo for 12 months in people living with FSHD, ages 16-70. The primary endpoint of the biomarker cohort is reduction of KHDC1L, or cDUX, a novel DUX4-regulated circulating biomarker discovered by Avidity in collaboration with Stephen Tapscott, M.D., Ph.D., Professor of Human Biology and Clinical Research at the Fred Hutchinson Cancer Center. We have aligned with the FDA on the use of cDUX as a surrogate endpoint to support a potential submission for accelerated approval of del-brax.
Global Phase 3 FORTITUDE-3™ Study
FORTITUDE-3™ is a global, confirmatory Phase 3, randomized, placebo-controlled, double-blind, 18-month study designed to evaluate del-brax in approximately 200 people (ages 16-70) living with FSHD. The trial is being conducted at approximately 45 global sites including in the U.S., Canada, Europe and Japan. Patients will be administered either 2 mg/kg of del-brax or placebo (1:1) intravenously every six weeks. The Phase 3 FORTITUDE-3 study is designed to be a confirmatory study to support potential full approval of del-brax. FORTITUDE-3 is assessing the impact of del-brax on key FSHD-related endpoints that measure functional mobility (10-Meter Walk-Run test, or 10 MWRT, and Timed Up and Go, or TUG), strength (quantitative muscle testing, or QMT, total score), patient-reported outcomes (PROs) and decrease in KHDC1L, or cDUX, a novel, DUX4-regulated circulating biomarker. All study participants, regardless of whether they receive active treatment or placebo, will have the option to enroll into an open-label extension trial where all participants will receive del-brax.
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
We have incurred operating losses in each year since inception. Our net losses were $322.3 million and $212.2 million for the years ended December 31, 2024 and 2023, respectively, and $447.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $1.3 billion. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities of approximately $1.9 billion (as of September 30, 2025) will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Research Collaboration with Eli Lilly and Company
In April 2019, we entered into a Research Collaboration and License Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, for the discovery, development and commercialization of AOC products in immunology and other select indications on a worldwide basis. Under the Lilly Agreement, we and Lilly will collaborate on preclinical research and discovery activities for such products, with Lilly being responsible for funding the cost of such activities by both parties. Lilly will also lead the clinical development, regulatory approval and commercialization of all such products, at its sole cost. We granted Lilly an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under our technology to research, develop, manufacture, and sell products containing AOCs that are directed to up to six mRNA targets. We retain the right to use our technology to perform our obligations under the agreement and for all purposes not granted to Lilly. Lilly paid us an upfront license fee of $20.0 million in 2019, and we are eligible to receive up to $60.0 million in development milestone payments per target, up to $140.0 million in regulatory milestone payments per target and up to $205.0 million in commercialization milestone payments per target. We are eligible to receive a tiered royalty ranging from the mid-single to low-double digits from Lilly on worldwide annual net sales of licensed products, subject to specified and capped reductions for the market entry of biosimilar products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. In August 2025, Lilly paid us $10.0 million as the result of the achievement of a clinical development milestone under the Lilly Agreement for a collaboration target.

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
We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to preclinical and clinical results, regulatory developments, ongoing assessments as to each program’s commercial potential, and our ability to maintain or enter into new collaborations, to the extent we determine the resources or expertise of a collaborator would be beneficial for a given program. If the Merger is not completed, we will need to raise substantial additional capital in the future. In addition, we cannot forecast which development programs may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
Revenue	$12,475	$2,336	$10,139	$17,895	$7,924	$9,971
Research and development expenses	154,948	77,197	77,751	392,563	207,968	184,595
General and administrative expenses	46,333	23,273	23,060	116,797	57,902	58,895
Other income	14,364	17,736	(3,372)	43,935	37,901	6,034
Revenue
Revenue increased by $10.1 million and $10.0 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to the recognition of a $10.0 million milestone under the Lilly Agreement.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
External costs:
Del-desiran	$25,930	$15,578	$10,352	$62,839	$33,719	$29,120
Del-brax	23,483	6,900	16,583	55,732	20,831	34,901
Del-zota	11,669	8,671	2,998	34,122	19,591	14,531
Other programs	6,607	1,158	5,449	19,171	3,582	15,589
Unallocated	39,919	16,330	23,589	95,316	49,895	45,421
Total external costs	107,608	48,637	58,971	267,180	127,618	139,562
Internal costs:
Employee-related expenses	40,434	22,823	17,611	105,174	63,713	41,461
Facilities, lab supplies and other	6,906	5,737	1,169	20,209	16,637	3,572
Total internal costs	47,340	28,560	18,780	125,383	80,350	45,033
Total research and development expenses	$154,948	$77,197	$77,751	$392,563	$207,968	$184,595
Research and development expenses increased by $77.8 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, including $21.6 million in higher manufacturing costs related to the production of monoclonal antibodies used across programs, as well as higher internal costs including $17.6 million in higher personnel costs. Similarly, research and development costs increased by $184.6 million for the nine months ended September 30, 2025 as compared to the same period in 2024, due to increased external costs associated with the progression of clinical trials and preclinical studies, including $41.6 million in higher manufacturing costs related to the production of monoclonal antibodies used across programs, as well as higher internal costs including $41.5 million in higher personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $23.1 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to $11.4 million in higher personnel costs and $7.4 million in higher professional fees to support our expanded operations. Similarly, general and administrative expenses increased by $58.9 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to $29.1 million in higher personnel costs and $19.1 million in higher professional fees to support our expanded operations.
Other Income
Other income decreased by $3.4 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to due to lower interest income earned on marketable securities investments and cash and cash equivalent balances. Other income increased by $6.0 million for the nine months ended September 30, 2025 as compared to the same period in 2024, respectively, due to higher interest income earned on marketable securities investments and cash and cash equivalent balances.

Liquidity and Capital Resources
Sources of Liquidity
On August 9, 2024, we entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent). Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. During the three and nine months ended September 30, 2025, we sold 5,646,583 shares of common stock pursuant to the 2024 Sales Agreement, and received net proceeds of $185.5 million, after deducting offering-related transaction costs and commissions of $4.8 million, at an average price of $33.69 per share.
On September 15, 2025, we completed an underwritten public offering of 17,250,000 shares of our common stock at a public offering price of $40.00 per share. Net proceeds from the offering were approximately $651.4 million, after deducting underwriting discounts and offering expenses of $38.6 million. The shares sold in the offering were registered pursuant to our shelf registration statement on Form S-3, which became automatically effective upon filing on May 9, 2024.
Other sources of capital to fund our operations include potential revenue pursuant to the BMS Collaboration Agreement and the Lilly Agreement. In August 2025, Lilly paid us $10.0 million as the result of the achievement of a clinical development milestone under the Lilly Agreement for a collaboration target.
Future Capital Requirements
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $1.9 billion. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. In addition, the Merger Agreement contains restrictions on our issuance of shares of our common stock, subject to certain exceptions described therein.
If the Merger is not completed, our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
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
While we may generate revenue under our current and/or future collaboration agreements, we do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we do not expect will occur in the immediate term, and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, if the Merger is not completed, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including current and potential future collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024
Net cash provided by (used in):
Operating activities	$(480,668)	$(200,999)	$(279,669)
Investing activities	(245,253)	(790,029)	544,776
Financing activities	856,076	1,178,633	(322,557)
Effect of exchange rate on cash, cash equivalents and restricted cash	138	—	138
Net increase in cash, cash equivalents and restricted cash	$130,293	$187,605	$(57,312)
Operating Activities
Net cash used in operating activities of $480.7 million and $201.0 million for the nine months ended September 30, 2025 and 2024, respectively, consisted primarily of cash used to fund our operations related to the development of del-desiran, del-brax, del-zota, and other potential programs. The increase in cash used in our operations is primarily due to increased research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $245.3 million for the nine months ended September 30, 2025 consisted primarily of $1,096.9 million for purchases of marketable securities due to investing the proceeds from the issuance of common stock, as well as the reinvestment of proceeds from matured marketable securities, and $7.8 million in purchases of property and equipment, offset by $862.6 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $790.0 million for the nine months ended September 30, 2024 consisted of $1.1 billion for purchases of marketable securities and $3.2 million in purchases of property and equipment, offset by $349.7 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $856.1 million for the nine months ended September 30, 2025 consisted of $837.4 million in net proceeds from sales of our common stock and $18.7 million in proceeds from the issuance of common stock under employee incentive equity plans. Net cash provided by financing activities of $1.2 billion for the nine months ended September 30, 2024 consisted primarily of $1.0 billion in net proceeds from sales of our common stock, $141.4 million in net proceeds from the sale of pre-funded warrants in a private placement, and $36.2 million in proceeds from the issuance of common stock under employee incentive equity plans.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2025, there have been no material changes to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
Contractual Obligations and Commitments
In April 2024, we entered into a sublease agreement to rent office and laboratory space for our corporate headquarters. The sublease commenced in August 2025, with total aggregate future lease commitments under the sublease agreement of approximately $79.2 million. In March 2025, we exercised the option to rent an additional 80,000 square feet in an adjacent available building under the amended sublease agreement with Turning Point Therapeutics, Inc. Total aggregate future lease commitments attributable to the option under the amended sublease agreement are approximately $53.7 million.
In August 2025, we entered into a manufacturing agreement with a Contract Manufacturing Organization (CMO) for the manufacturing of the Company’s drug substances, conjugated drug substances, and drug products. The manufacturing agreement requires the Company to meet minimum purchase obligations on an annual basis, beginning in 2026 and ending in 2028. The total aggregate amount of future unconditional minimum purchase obligations under the manufacturing agreement is approximately $621.6 million, subject to foreign currency changes, annual price increases, other adjustments, and payments for certain costs and net of the nonrefundable reservation fees.
Refer to Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further details of our commitments.
Except for the sublease agreement and manufacturing agreement, as of September 30, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2025, there have been no material changes in our market risk from that described in “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Pending Acquisition by Novartis
We may not complete the pending transaction with Novartis within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations.
On October 25, 2025, we entered into the Merger Agreement with Novartis, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into us, and we will survive as an indirect wholly owned subsidiary of Novartis.
In connection with the Merger, we, SpinCo, and Parent entered into the Separation and Distribution Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, prior to the Effective Time: (i) we will effect the Pre-Closing Reorganization and (ii) thereafter, we will either (a) complete the Spin-Off Distribution or (b) subject to Parent's written consent, consummate a Permitted Third Party Sale, subject to the terms and conditions specified in the Merger Agreement and the Separation and Distribution Agreement. Following completion of the Spin-Off, we will have no continuing ownership interest in SpinCo. The Spin-Off also includes certain assets of the Company that trigger a ROFN with an existing collaboration partner of ours that was notified concurrently with our announcement of our entry into the Merger Agreement.
Consummation of the Merger is subject to (i) closing conditions related to the Spin-Off, including (a) the effectiveness of the registration statement on Form 10 (or Form S-1 if the Company so determines after consultation with Parent) to be filed with respect to the registration of the SpinCo Common Stock and the absence of any stop order or similar proceeding, and (b) completion of either the Spin-Off or, subject to Parent’s written consent, a Permitted Third Party Sale (as defined in the Merger Agreement); and (ii) other customary closing conditions, including, (a) the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, (b) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since October 25, 2025, (c) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, including any extensions thereof, applicable to the Merger and, potentially, the applicable antitrust laws of specified other jurisdictions and (d) the adoption of the Merger Agreement and the Separation and Distribution Agreement by holders of Company’s common stock representing at least a majority of the Company’s common stock outstanding. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, by Novartis in the event we accept and enter into an agreement for the consummation of a transaction that our board of directors, or the Company Board, determines is a Superior Proposal (as defined in the Merger Agreement).
In addition, consummation of the Spin-Off is subject to, among other things: (i) satisfaction of the conditions to closing set forth in the Merger Agreement (with certain exceptions); (ii) the absence of any judgment or law prohibiting or making illegal the consummation of the Spin-Off, the Pre-Closing Reorganization or the Merger; (iii) the license agreement entered into between the Company and SpinCo being in full force and effect; (iv) execution of a transition services agreement; and (v) completion of the Pre-Closing Reorganization.

As a result, we cannot assure you that the transaction with Novartis will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement as of its date or within the expected timeframe.
If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed. We could be required to pay Novartis a termination fee of $450 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The pendency of the Merger and Spin-Off could adversely affect our business, financial results and/or operations.
Our efforts to complete the Merger and Spin-Off could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger or Spin-Off will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention or focus may be particularly challenging while the Merger and Spin-Off are pending because employees may experience uncertainty about their roles following consummation of both the Merger and Spin-Off. A substantial amount of our management’s and certain employees’ attention is being directed toward the completion of the Merger and Spin-Off and thus is being diverted from our day-to-day operations. Any exercise of the ROFN would result in further diversion of management and employee attention. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger of Spin-Off, including because of any exercise of the ROFN, or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, subject to certain exceptions, including, among others, actions required by the Separation and Distribution Agreement and a potential transaction pursuant to the ROFN, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course and consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Novartis’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.
In certain instances, the Merger Agreement requires us to pay a termination fee to Novartis, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Novartis a termination fee of $450 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, in the event we accept and enter into an agreement for the consummation of a transaction which the Company Board determines is a Superior Proposal. If the Merger Agreement is terminated under such circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Novartis.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
Litigation may arise in connection with the Merger or the Spin-Off, which could be costly and divert management’s attention and otherwise materially harm our business.
Lawsuits may be filed challenging aspects of the proposed Merger or Spin-Off or otherwise related to the Merger or the Spin-Off. Regardless of the outcome of any future litigation related to the proposed Merger or Spin-Off, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger or Spin-Off may materially adversely affect our business, financial condition and operating results. The outcome of any lawsuit filed or that may be filed challenging the Merger or Spin-Off is uncertain. If any lawsuit is successful in obtaining an order enjoining the Merger or Spin-Off, then the transactions may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers. If the Merger or the Spin-Off is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger or the Spin-Off. Any litigation related to the proposed Merger or the Spin-Off may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.
We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Novartis a termination fee of $450 million under specific circumstances described in the Merger Agreement, including, but not limited to, in the event we accept and enter into an agreement for the consummation of a transaction which the Company Board determines is a Superior Proposal. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.
The value of SpinCo Common Stock may not be as anticipated.
Even if the distribution of SpinCo Common Stock is completed, the value of SpinCo Common Stock, if any, may not be equal to or greater than the value anticipated. SpinCo as an independent company will be subject to similar risks and uncertainties as those previously described by the Company with respect to its business in its filings with the SEC, including those relating to capital requirements, discovery and development of product candidates, regulatory review and approval and intellectual property matters. In addition, the value of SpinCo Common Stock could be lower than anticipated for a variety of reasons, including the consummation of any transaction pursuant to the ROFN resulting in fewer assets being transferred to SpinCo, SpinCo’s limited operating history, the failure of SpinCo to develop any product candidates or operate and compete effectively as an independent company. SpinCo Common Stock may experience periods of extreme volatility. SpinCo will be smaller than the Company currently, with a narrower and less diversified business focus, and may be more vulnerable to changing market conditions.
If the Merger is consummated, our stockholders will not be able to participate in any further upside to the portion of our business acquired by Novartis.
If the Merger is consummated,each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (including any shares issued as a result of the exercise of any Company Warrants (as defined below) prior to the Effective Time, but excluding each share of Company Common Stock (i) held in the treasury of the Company, (ii) owned by Parent or Merger Sub or any direct or indirect wholly owned Subsidiary of Parent or the Company immediately prior to the Effective Time or (iii) held by any stockholder who is entitled to demand and has properly and validly demanded their statutory right of appraisal of such shares of the Company’s common stock in accordance with, and in compliance in all respects with, Section 262 of the General Corporation Law of the State of Delaware) will automatically be cancelled and converted into the right to receive an amount in cash equal to $72.00, without interest and subject to any applicable tax withholdings.In addition, holders of Company Common Stock as of the Distribution Record Date will receive, at the Distribution Effective Time, shares of SpinCo Common Stock on a pro rata basis of 1 share of SpinCo Common Stock per 10 shares of Company Common Stock.
As a result, even if the portion of our business acquired by Novartis performs well following the Merger, our current stockholders will not receive any additional consideration or benefit from any such future performance of the portion of our business acquired by Novartis.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any such trading arrangements. In connection with our entry into the Merger Agreement, all active Rule 10b5-1 trading arrangements to which our officers and directors were a party automatically terminated or suspended in accordance with the terms of such trading arrangements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1^	Agreement and Plan of Merger, dated October 25, 2025, among Avidity Biosciences, Inc., Novartis AG and Ajax Acquisition Sub, Inc.	8-K	10/27/2025	2.1
2.2^	Separation and Distribution Agreement, dated October 25, 2025, among Avidity Biosciences, Inc., Bryce Therapeutics, Inc. and Novartis AG, with respect to certain sections specified therein.	8-K	10/27/2025	2.2
3.1	Amended and Restated Certificate of Incorporation	8-K	6/16/2020	3.1
3.2	Amended and Restated Bylaws	8-K	12/13/2023	3.1
4.1	Form of Common Stock Certificate	S-1	5/22/2020	4.1
4.2	Form of Pre-Funded Warrant	8-K	2/29/2024	4.1
10.1#	Amendment to the Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	9/10/2025	10.1
10.2†	Manufacturing Services Agreement, effective as of August 1, 2025, by and among Lonza LTD, Lonza Sales LTD and Avidity Biosciences, Inc.				X
31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
^Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.
#Indicates management contract or compensatory plan
† Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are (i) not material and (ii) treated by the Registrant as private or confidential.

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

Avidity Biosciences, Inc.

Date: November 10, 2025	By:	/s/ Sarah Boyce
Sarah Boyce President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Michael F. MacLean
Michael F. MacLean Chief Financial Officer (Principal Financial and Accounting Officer)