Form 10-K
period 2025-12-31
Avidity Biosciences, Inc.
filed 2026-02-23
CIK 1599901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO___________
Commission file number: 001-39321
_________________________
AVIDITY BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	46-1336960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 Callan Road San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.4 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $28.40 per share.
As of February 13, 2026, the registrant had 155,149,646 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

AVIDITY BIOSCIENCES, INC.

FORM 10-K
For the Year Ended December 31, 2025

PART I
Forward-Looking Statements and Market Data
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including, without limitation, statements regarding our future results of operations and financial position; business strategies and plans; our ability to complete the proposed Merger and Distribution (each as defined below), including statements regarding the expected timetable for completing the proposed Merger and Distribution, the composition of the assets and liabilities to be held by SpinCo (as defined below) and the Company following the Distribution, the management team for SpinCo and its cash balance, and any other objectives, plans and strategies for future operations; research and development plans; the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates; the anticipated timing of release of data from our ongoing clinical trials; the potential benefits of certain regulatory designations; the timing and likelihood of regulatory filings and approvals for our product candidates; the potential safety and therapeutic benefits of our product candidates, whether based on data from our ongoing clinical trials or preclinical studies, or otherwise; the characterization of data produced from our ongoing clinical programs; our ability to commercialize our product candidates, if approved; the pricing and reimbursement of our product candidates, if approved; the timing and likelihood of success; plans and objectives of management for future operations; future results of anticipated product development efforts; and the anticipated impacts on our business of any inflationary pressures, legislative, regulatory or executive actions in the Unites States regarding drug pricing and any military conflict or other hostilities, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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

ITEM 1. Business
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our pipeline currently has three programs in clinical development. Delpacibart zotadirsen, or del-zota (formerly AOC 1044) is a registrational study designed for people living with Duchenne muscular dystrophy, or DMD, and is currently in development with the ongoing Phase 2 EXPLORE44 Open-Label Extension (EXPLORE44-OLE™) study. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Delpacibart etedesiran, or del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in development with the global Phase 3 HARBOR™ trial and ongoing HARBOR Open-Label Extension (HARBOR-OLE™) trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in development in the potentially registrational fully enrolled ongoing FORTITUDE™ biomarker cohort of the Phase 1/2 FORTITUDE trial, the Phase 2 FORTITUDE Open-Label Extension (FORTITUDE-OLE™) trial and the Phase 3 FORTITUDE-3™ trial. Del-desiran, del-brax and del-zota have all been granted Orphan designation by the FDA and the European Medicines Agency, or EMA, and Fast Track designation by the FDA. In addition, the FDA has granted del-desiran and del-zota Breakthrough Therapy designation and granted del-zota Rare Pediatric Disease designation. Del-desiran has also been granted Orphan Drug designation by the Japan Ministry of Health, Labour and Welfare (MHLW).
In November 2025, we announced our Managed Access Program (MAP) for del-zota for eligible people living with DMD44 in the United States. Under an FDA-authorized treatment protocol, del-zota will be provided to eligible boys and men with DMD44 through participating healthcare providers. Participants in EXPLORE44-OLE will have the option to transition to the MAP as they complete two years of treatment.
Recent Developments - Merger Agreement with Novartis AG and Distribution
On October 25, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Novartis AG, a company limited by shares (Aktiengesellschaft) incorporated under the laws of Switzerland, which we refer to as Novartis or Parent, and Ajax Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent, or Merger Sub, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, and we will survive the Merger as an indirect wholly owned subsidiary of Parent, which we refer to as the Merger.
In connection with the Merger, we, Atrium Therapeutics, Inc. (formerly known as Bryce Therapeutics, Inc., a newly formed Delaware corporation and wholly owned subsidiary of ours), or SpinCo, and Parent (with respect to certain sections specified therein) entered into a Separation and Distribution Agreement, dated October 25, 2025, or the Separation and Distribution Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Separation and Distribution Agreement, prior to the effective time of the Merger, or the Effective Time, we will effect a pre-closing reorganization, or the Pre-Closing Reorganization, which will generally result in SpinCo owning, assuming or retaining all assets and liabilities held by us and our subsidiaries exclusively related to our early stage precision cardiology programs, including AOC 1086 and AOC 1072, which target rare genetic cardiomyopathies, including phospholamban and Protein Kinase AMP-activated non-catalytic subunit Gamma 2 Syndrome, respectively, and certain collaboration agreements, including those with Bristol-Myers Squibb Company and Eli Lilly and Company, or the SpinCo Business, and us owning, assuming or retaining all other assets and liabilities. The transfer of assets to SpinCo includes certain of our assets that triggered a right of first negotiation, or ROFN, with an existing collaboration partner of ours, or the ROFN Holder. During the ROFN period, which expired on February 5, 2026, we were permitted to negotiate the sale of our assets subject to the ROFN with the ROFN Holder, and, if an agreement had been reached, consummate the sale of all or a portion of such assets. If such a sale had been consummated, SpinCo could have received less than all of the SpinCo Business.
Following the Separation, but prior to the Effective Time, we will either (a) distribute to our stockholders as of February 12, 2026,the record date for the Distribution, or the Distribution Record Date, on a pro rata basis, all of the issued and outstanding shares of SpinCo common stock, par value $0.001 per share, or SpinCo Common Stock, at a ratio of one share of SpinCo Common Stock per ten shares of our common stock held, with SpinCo continuing its existence as a separate and independent company, or the Distribution or (b) subject to Parent's written consent, consummate a sale of SpinCo to a third party in accordance with the terms of the

Merger Agreement, or a Permitted Third Party Sale, subject to the terms and conditions specified in the Merger Agreement and the Separation and Distribution Agreement, and thereafter distribute the cash proceeds received by us, any of our affiliates or SpinCo from such sale, net of expenses incurred in connection with or related to the authorization, preparation, negotiation, execution and performance of such transaction and any definitive agreements related thereto to our stockholders and holders of options to purchase shares of our common stock, or the Company Stock Options, and holders of restricted stock units denominated in shares of our common stock, or together with the Company Stock Options, the Company Equity Awards, as of the chosen record date for distributing such proceeds, or the Permitted Sale Proceeds, on a pro rata basis and subject to applicable tax withholding. In connection with the Distribution, holders of Company Equity Awards (subject to certain exceptions) as of the Distribution Record Date who are current service providers to SpinCo and its affiliates (including us) are entitled to receive certain make whole awards that will be settled in shares of SpinCo Common Stock at a ratio of one share of SpinCo Common Stock per ten shares of our common stock underlying each such Company Equity Award. If the Distribution occurs, SpinCo will operate as a separate, independent, publicly held company.
Consummation of the Merger is subject to closing conditions related to the Distribution and other customary closing conditions. The parties expect the Merger, the Distribution and the other transactions contemplated by the Merger Agreement to close in the first half of 2026. In the event the Merger Agreement is terminated, under specified circumstances, we will be required to pay Parent a termination fee of $450 million. The Merger Agreement further provides that Parent will be required to pay us a reverse termination fee of $600 million in the event the Merger Agreement is terminated by either us or Parent under certain circumstances.
For additional information related to the Merger Agreement, please refer to our definitive proxy statement on Schedule 14A filed with the SEC on January 30, 2026, as thereafter amended or supplemented, and the registration statement on Form 10 filed by SpinCo with the SEC on December 10, 2025, as it may thereafter be amended or supplemented. For additional information regarding risks and uncertainties associated with the Merger and the Distribution, see Part I, Item 1A – “Risk Factors” included in this annual report on Form 10-K. There is no guarantee that the Merger or the Distribution will be consummated.
Our full year 2025 highlights across our three clinical development programs for del-zota, del-desiran and del-brax include:
Del-zota for DMD44
•In November 2025, we announced our Managed Access Program (MAP) for del-zota for eligible people living with DMD44 in the United States. Under an FDA-authorized treatment protocol, del-zota will be provided to eligible boys and men with DMD44 through participating healthcare providers. Participants in EXPLORE44-OLE will have the option to transition to the MAP as they complete two years of treatment.
•In October 2025, we completed a positive pre-BLA meeting with the FDA and aligned on a clear path forward for a planned BLA submission for potential accelerated approval of del-zota. This BLA submission is planned for 2026.
•In October 2025, Kevin M. Flanigan, M.D., Nationwide Children’s Hospital, presented del-zota data at four or five months, as compared to placebo from the completed EXPLORE44® trial in participants living with DMD44, at the 30th Annual International Congress of the World Muscle Society. As part of our exploratory analysis, this early data showed trends toward functional improvement in the EXPLORE44 study, with trends across EXPLORE44 and EXPLORE44-OLE continuing after one year of treatment compared to the PRO-DMD-01 database analyzed by Analysis Group®, or DMD44 natural history.
•In September 2025, we reported positive topline and functional del-zota data from a total of 17 participants (12 ambulatory and 5 non-ambulatory) in the EXPLORE44 trial®. Participants treated continuously with del-zota for approximately one year began treatment in EXPLORE44 and continued into EXPLORE44-OLE™. Data demonstrated reversal of disease progression and unprecedented improvement compared to baseline and DMD44 natural history (Nat Hx) across multiple functional measures. Treated participants demonstrated statistically significant increases of approximately 25 percent of normal in dystrophin production and restored total dystrophin up to 58 percent of normal. Creatine kinase (CK) levels rapidly reduced by greater than 80 percent compared to baseline and were sustained at near normal levels throughout the duration of evaluation with participants followed for up to 16 months. Additionally, 50 percent of participants had CK levels within the normal range at one year of treatment. Given the study design, some participants received 5 mg/kg once every six weeks (Q6W) and some received 10 mg/kg once every eight weeks during EXPLORE44. All participants were transitioned to the 5 mg/kg (Q6W) dosing schedule during EXPLORE44-OLE. Not all participants could complete all assessments. Safety and tolerability data were assessed from 39 participants in the ongoing EXPLORE44-OLE study, as of June 2025. Del-zota continued to demonstrate favorable long-term safety and tolerability results. Most treatment emergent adverse events (TEAEs) were mild or moderate with the most common TEAEs (occurring in greater than 3 participants) being upper respiratory tract symptoms, diarrhea, fall, back pain and headache. One participant discontinued from EXPLORE44-OLE following an event of hypersensitivity.
•In July 2025, we announced the FDA granted Breakthrough Therapy designation to del-zota for the treatment of DMD44.
Del-desiran for DM1
•In February 2026, Avidity announced the final results from the completed Phase 1/2 MARINA® trial were published in the February 19 issue of The New England Journal of Medicine (NEJM).
•In January 2026, Avidity submitted to the FDA a protocol amendment for the Phase 3 HARBOR trial, which will move the data cutoff date from 30 weeks to 54 weeks. 54-week topline data readout from global Phase 3 HARBOR™ study is expected in the second half of 2026.
•In September 2025, the Phase 2 MARINA-OLE™ trial concluded. Participants who completed the MARINA-OLE trial and provided their consent, have transitioned to the HARBOR-OLE trial. Prior to initiation of the HARBOR trial, Avidity aligned with global regulators, including the FDA, on the registrational path for del-desiran.
•In July 2025, we announced the Phase 3 HARBOR trial is fully enrolled with a total of 159 participants enrolled.
Del-brax for FSHD
•In June 2025, we announced multiple milestones for the del-brax program including FDA alignment on accelerated and full approval pathways for del-brax, and initiation of our global confirmatory Phase 3 FORTITUDE-3™ study in FSHD. In addition, we shared positive topline Phase 1/2 FORTITUDE data from the del-brax dose escalation cohorts.
•In March 2025, we announced that enrollment was completed for the del-brax biomarker cohort with a total of 51 participants enrolled.
Upcoming Milestones
•Del-zota for the treatment of DMD44:
•Aligned on a clear path forward aligned with FDA following October 2025 pre-BLA meeting. The BLA submission is planned for 2026 for potential accelerated approval.
•Del-desiran for the treatment of DM1:
•54-week topline data readout from global Phase 3 HARBOR™ study expected in the second half of 2026.
•Del-brax for the treatment of FSHD:
•Topline data from FORTITUDE™ biomarker cohort expected in the second quarter of 2026.
•Phase 3 FORTITUDE-3™ readout and global regulatory submissions expected in 2028.
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
Our Development Programs
We are advancing and expanding our innovative AOC pipeline to develop potential treatment options for patients and their families across a wide range of therapeutic areas. Our first AOC programs are from our rare neuromuscular disease franchise where we have leveraged our deep experience with oligonucleotide therapeutics, modulation of RNA processes, antibody engineering and conjugation and drug delivery techniques. We also have programs in our early-stage development pipeline through internal efforts and external collaborations that explore utilizing AOCs in additional indications including cardiology and immunology. We have expanded beyond rare neuromuscular disorders and into precision cardiology, advancing two wholly owned precision cardiology development candidates targeting rare genetic cardiomyopathies for PRKAG2 syndrome and PLN cardiomyopathy.
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
Our Clinical Programs
Del-desiran for the Treatment of DM1
Del-desiran is designed to address the root cause of DM1 by reducing levels of a disease-related mRNA called DMPK. Del-desiran consists of a proprietary mAb that binds to the transferrin receptor 1 (TfR1) conjugated with an siRNA targeting DMPK mRNA. Del-desiran is currently being studied in the global Phase 3 HARBOR trial and ongoing HARBOR-OLE trial in people with DM1. Long-term data from the completed MARINA-OLE trial showed reversal of disease progression in people living with DM1 across multiple endpoints including video hand opening time (vHOT) as a measure of hand function and myotonia, muscle strength and activities of daily living when compared to END-DM1 natural history data. Del-desiran has received Breakthrough Therapy, Orphan Drug and Fast Track designations by the FDA, Orphan designation by the

European Commission and Orphan Drug Designation by the Japan Ministry of Health, Labour and Welfare (MHLW).
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
Global Phase 3 HARBOR and HARBOR-OLE Trials
In July 2025, we announced the Phase 3 HARBOR trial is fully enrolled with a total of 159 participants enrolled. In January, 2026, we submitted to the FDA a protocol amendment for the HARBOR trial, which amendment will move the data cutoff date and related items from 30 weeks to 54 weeks. This change is a significant opportunity for patients and the HCP community as it will demonstrate the long-term efficacy and safety benefits of del-desiran. We believe that a larger safety database and longer efficacy data at 54 weeks will increase the likelihood of demonstrating a treatment effect in a slowly progressing disease on multiple endpoints
Del-desiran is currently being studied in the global Phase 3 HARBOR™ trial and ongoing HARBOR-OLE™ trial in people living with DM1. The Phase 2 MARINA-OLE™ trial has concluded. As of October 2025, participants who completed the MARINA-OLE trial and provided their consent, have transitioned to the HARBOR-OLE trial. Prior to initiation of the HARBOR trial, Avidity aligned with global regulators, including the FDA, on the registrational path for del-desiran. The global Phase 3 HARBOR trial is a randomized, placebo-controlled, double-blind pivotal study evaluating del-desiran in 159 people (age 16 to 65 years) living with DM1. The trial is being conducted at 34 sites globally. Patients are administered either del-desiran or placebo (1:1) every eight weeks. The trial is designed to assess the multiple key functional aspects of DM1. The primary endpoint is vHOT, a measurement of myotonia, which is the hallmark symptom of DM1. Key secondary endpoints include muscle strength as measured by hand grip strength and quantitative muscle testing (QMT) total score, and activities of daily living as measured by DM1-Activ, a patient reported outcome (PRO) scale to assess the impact of del-desiran on the multi-systemic nature of the DM1 disease. All study participants, regardless of whether they receive active treatment or placebo, have the option to enroll into the HARBOR-OLE trial where all patients will receive active drug administered every eight weeks. The HARBOR-OLE trial is designed to assess the long-term safety, tolerability, and efficacy of del-desiran for the treatment of DM1.
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
Our Solution
Del-brax consists of our proprietary mAb that is designed to bind to TfR1 conjugated with an siRNA targeted to DUX4 mRNA to be administered as an intravenous infusion. We believe that data shown with del-

brax to date supports our belief that infrequent administration of del-brax can target the root cause of FSHD in relevant muscle tissues.
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
Del-brax is currently being studied in the potentially registrational, fully enrolled Biomarker Cohort of the Phase 1/2 FORTITUDE trial, the Phase 2 FORTITUDE-OLE trial and the FORTITUDE-3 global confirmatory Phase 3 trial in participants living with FSHD.
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
Two dose escalation cohorts evaluated 2 mg/kg or 4 mg/kg of del-brax every 13 weeks with a booster dose at 6 weeks in the first three months of the study versus placebo and informed the dose and dose regimen of del-brax for registrational studies. We have identified 2 mg/kg of del-brax every six weeks as the dose for the potentially registrational studies, FORTITUDE Biomarker Cohort and FORTITUDE-3 Phase 3 study. Participants who complete FORTITUDE have the option to enroll in the ongoing FORTITUDE-OLE study evaluating the long-term safety and tolerability of del-brax.

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
Del-zota for the Treatment of DMD44
Del-zota is currently being studied for the treatment of people living with DMD44 and is the first of multiple AOCs we are developing for DMD. Del-zota is designed to deliver phosphorodiamidate morpholino oligomers, or PMOs, to skeletal muscle and heart tissue to specifically skip exon 44 of dystrophin mRNA to enable production of near full-length functional dystrophin. Del-zota is currently in Phase 2 development as part of the ongoing Phase 2 EXPLORE44-OLE™ study in people living with DMD44. The FDA and European Commission granted Orphan designation for del-zota. The FDA has granted del-zota Breakthrough Therapy designation, Rare Pediatric Disease designation and Fast Track designation.
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
Given the study design, some participants received 5 mg/kg once every six weeks (Q6W) and some received 10 mg/kg once every eight weeks during EXPLORE44. All participants were transitioned to the 5 mg/

kg (Q6W) dosing schedule during EXPLORE44-OLE. Not all participants could complete all assessments. Functional data from these pooled dosing cohorts for del-zota-treated participants, compared to DMD44 natural history, demonstrated:
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
Our Discovery Programs
Opportunities in Additional Neuromuscular Diseases, Cardiology and Immunology
We are committed to the advancement and expansion of our pipeline with multiple research and development candidates to treat conditions in skeletal muscle, cardiology and immunology as part of our internal discovery efforts and our collaborations with Eli Lilly and Company, or Lilly, and Bristol-Myers Squibb Company, or BMS. We have expanded beyond rare neuromuscular disorders and opened up a new therapeutic field, precision cardiology, to address the root cause of genetic diseases of the heart. We are advancing our first two wholly-owned precision cardiology development candidates targeting rare genetic cardiomyopathies: AOC 1086 targeting PLN (phospholamban) cardiomyopathy and AOC 1072 targeting PRKAG2 (Protein Kinase AMP-activated non-catalytic subunit Gamma 2) syndrome. All of the preclinical programs have been engineered using our AOC platform technology.
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
In August 2025, we entered into a Manufacturing Services Agreement, or the MSA, with Lonza LTD and Lonza Sales LTD, or together Lonza, pursuant to which Lonza has agreed to manufacture for us drug substance and drug product for future commercial use, or together Product. Pursuant to the MSA, we will provide rolling forecasts to Lonza that reflect our future manufacturing requirements of Product. We are required to purchase Product in batches at specified prices per batch, subject to annual and other adjustments, in addition to paying for certain raw material and other costs. A portion of our rolling forecast will be considered a binding and non-cancellable commitment, and we have committed to purchase a minimum number of batches per year during the period from 2026 to 2028,or approximately $621.6 million of Product, subject to foreign currency changes, annual price increases, other adjustments, and payments for certain costs and net of the nonrefundable reservation fees.
The MSA has a seven-year term ending on August 1, 2032. The MSA may be terminated by either party before its expiration (1) upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the Agreement within a specified period following receipt of written notice of such breach upon specified notice, (2) immediately in the event of a dissolution of the other party or the other party files for bankruptcy, reorganization, liquidation, administration or receivership proceedings, or (3) in the event a force majeure event occurs for a specified length of time.
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
There are currently no approved therapies treating the underlying cause of DM1. However, several products are in clinical development for DM1, including: DYN-101, an antibody fragment, or Fab, linked antisense oligonucleotide (ASO) that is being evaluated in a registration trial by Dyne Therapeutics; tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma, Ltd. for the congenital phenotype of DM1; PGN-EDODM1, a peptide conjugated ASO by PepGen Inc. being evaluated in a Phase 2 trial initiating in Q1 2026; SRP-1003, another peptide conjugated ASO by Sarepta, in partnership with Arrowhead Pharmaceuticals, being evaluated in Phase 1/2 trials; VX-670, an EEV-conjugated PMO developed by Vertex Pharmaceuticals, Inc. in collaboration with Entrada Therapeutics, or Entrada, Inc. being evaluated in a Phase 1/2 clinical trial; SAR446268, an AAV-based gene therapy by Sanofi being evaluated in Phase 1/2 trials. Preclinical companies and assets are expanding as well, leveraging multiple mechanisms to treat DM1. We expect that the landscape will evolve as additional investigational therapies advance.
There are currently no approved therapies to treat the underlying cause of FSHD. Products currently in development to treat FSHD include: RO7204239, a monoclonal antibody against latent myostatin, which is currently being evaluated in a Phase 2 clinical trial by F. Hoffmann-La Roche AG; ARO-DUX4, an investigational RNAi therapeutic by Arrowhead Pharmaceuticals which was out-licensed in November 2024 to Sarepta Therapeutics, Inc., is currently being evaluated outside the U.S. in a Phase 1/2a trial; EPI-321, a single dose, gene-modulating therapy designed to silence aberrant expression of DUX4, is currently being evaluated in a Phase 1/2 clinical trials by Epicrispr Biotechnologies, Inc.; Restem-L, an umbilical lining modified progenitor cell (UMPC) therapy, is currently being evaluated in a Phase 1/2a clinical trial by Restem, LLC. There is a growing number of companies in preclinical development pursuing different paths to treat FSHD, including, Dyne Therapeutics, Inc., miRecule, Inc./Sanofi S.A., Novartis, Armatus Bio, Inc./Solid Biosciences Inc., Altay Therapeutics, Inc., Vita Therapeutics, Inc., Modalis Therapeutics Corporation, OligomicsTx, Celularity Inc, and Souffle Therapeutics, Inc. We expect that the space will continue to evolve as additional investigational therapies advance.
Currently, people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. Agamree is another approved corticosteroid marketed by Catalyst Pharmaceuticals, Inc. Duvyzat is an HDAC inhibitor from Italfarmaco S.p.A. Additionally, there are three FDA approved exon skipping drugs utilizing unconjugated PMOs marketed by Sarepta Therapeutics, Inc.: EXONDYS 51 (Eteplirsen) for people with DMD amenable to skipping Exon 51; VYONDYS 53 (golodirsen) for people with DMD amenable to Exon 53 skipping; and AMONDYS 45 (casimersen) for people with DMD amenable to skipping Exon 45. There is an FDA approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: VILTEPSO (viltolarsen), an unconjugated PMO approved for people with DMD amenable to Exon 53 skipping. We are developing treatments for DMD that target dystrophin mechanisms. Other companies pursuing a similar mechanism include Dyne Therapeutics with DYNE-251, a PMO conjugated to a Fab currently being evaluated in a Phase 1/2 clinical trial for patients amendable to Exon

51 skipping; Wave Life Sciences, Ltd. with WVE-N531, an unconjugated PN-modified exon-skipping oligonucleotide currently being evaluated in a Phase 1/2 clinical trial for patients amenable to Exon 53 skipping; and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. While there are multiple programs in development for people with DMD amenable to skipping Exon 51 or 53, there are very few targeting Exon 44. NS Pharma, Inc. is running a Phase 2 trial with NS-089/NCNP-02 in people amenable to Exon 44 skipping in the US. In December 2022, Entrada’s program ENTR-601-44 is in a Phase 1 study outside of the U.S. Companies are also approaching DMD with viral-vector based gene therapy programs that are a one-time treatment versus oligonucleotide-based exon skipping chronic treatments. There is one approved gene therapy for the delivery of microdystrophin mRNA, marketed as ELEVIDYS by Sarepta Therapeutics, Inc., fully approved for ambulatory DMD patients above the age of three. Several other companies are developing microdystrophin-based gene therapies, including REGENEXBIO Inc. (RGX-202), Solid Biosciences Inc. (SGT-003), and Genethon (GNT-004). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. There is a growing number of companies in pursuing different paths to treat DMD, including Capricor Therapeutics, Inc., and we expect that the space will continue to evolve as additional candidates advance.
We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for skeletal and cardiac muscle delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Company, Dyne Therapeutics, Ionis Pharmaceuticals, Inc., Sarepta Therapeutics, PepGen, PeptiDream Inc., Entrada and Bicycle Therapeutics plc, as well as gene therapy and CRISPR approaches.
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
We believe that we have a significant global intellectual property position and substantial know-how relating to our AOC product candidates and our technology platform. As of December 31, 2025, the intellectual property portfolio consisted of 49 issued U.S. patents and 51 pending U.S. patent applications that we own or co-own. Collectively, these patent rights relate to various aspects of our AOC product candidates and technology platform. In addition, we have an exclusive license to certain patent rights from the University of Alberta and Fred Hutchinson Cancer Center. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries and jurisdictions where we believe such foreign filing is likely to be beneficial, including Australia, Brazil, Canada, China, Europe, Hong

Kong, Israel, Japan, Mexico, Singapore, New Zealand, Taiwan, and South Korea. We also file patent applications pursuant to the Patent Cooperation Treaty, or PCT. Our PCT patent applications are in the first phase of the PCT process, which is the international phase, in which patent protection is pending under a single patent application filed with the United States Patent and Trademark Office, or USPTO, as a contracting state of the PCT. These PCT patent applications have not yet entered the second phase of the PCT process, which is the national and regional phase, in which rights are continued by filing necessary documents with the patent offices of separate contracting states of the PCT. The national phase of the PCT patent application process occurs 30 months after the earliest priority date of the PCT patent application.
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
Intellectual Property Relating to Del-Desiran (AOC 1001)
With regard to del-desiran, as of December 31, 2025, we owned 9 issued U.S. patents, 5 pending U.S. patent applications, 14 granted foreign patents, and 30 pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan, New Zealand, and South Korea. These patent rights relate to del-desiran composition of matter, formulations containing del-desiran, methods of manufacturing, and methods of treating diseases, using del-desiran. Any patents issued from these applications are expected to expire in 2038-2041; however, a patent term extension may be available.
Intellectual Property Relating to Del-Brax (AOC 1020) and Other FSHD AOC Product Candidates
With regard to del-brax and other FSHD AOC product candidates, as of December 31, 2025, we owned or co-owned 9 issued U.S. patents, 6 pending U.S. patent applications, 3 granted foreign patent, 26 pending patent applications in foreign jurisdictions including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan, New Zealand, and South Korea, and two pending patent applications filed pursuant to the PCT. These patent rights relate to the del-brax and other FSHD AOC composition of matter, formulations containing del-brax and other the FSHD AOC, methods of manufacturing, and methods of treating diseases, using our FSHD AOC. Any patents issued from these applications are expected to expire in 2041-2046; however, a patent term extension may be available. We have one patent family licensed from Fred Hutchinson Cancer Center, which includes one issued U.S. patent, one pending U.S. patent application, one granted foreign patent, and one pending application in Europe.
Intellectual Property Relating to Del-Zota (AOC 1044) and Other DMD AOC Product Candidates
With regard to del-zota and other DMD AOC product candidates, as of December 31, 2025, we owned 8 issued U.S. patents, 14 pending U.S. patent applications, 7 granted foreign patents, 46 pending patent applications in various countries and regions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Singapore, Taiwan, New Zealand, and South Korea, and 3 pending patent application filed pursuant to the PCT. These patent rights relate to del-zota and other DMD AOCs composition of matter, formulations containing del-zota and other DMD AOCs, methods of manufacturing, and methods of treating diseases, using del-zota and other DMD AOCs. Any patents issued from these applications are expected to expire in 2038-2046; however, a patent term extension may be available.
Intellectual Property Relating to AOC 1072 and Other PRKAG2 AOC Product Candidates
With regard to AOC 1072 and other PRKAG2 AOC product candidates, as of December 31, 2025, we owned 1 issued U.S. patent, 2 pending U.S. patent applications, 1 pending foreign patent application, and 2 pending patent applications filed pursuant to the PCT. These patent rights relate to the AOC 1072 and other PRKAG2 AOC composition of matter, formulations containing AOC 1072 and other the PRKAG2 AOC, methods of manufacturing, and methods of treating diseases, using our PRKAG2 AOC. Any patents issued from these applications are expected to expire in 2044-2045; however, a patent term extension may be available.
Intellectual Property Relating to AOC 1086 and Other PLN AOC Product Candidates
With regard to AOC 1086 and other PLN AOC product candidates, as of December 31, 2025, we owned 1 issued U.S. patent, 2 pending U.S. patent applications, and 1 pending patent application filed pursuant to the PCT. These patent rights relate to the AOC 1086 and other PLN AOC composition of matter, formulations containing AOC 1086 and other the PLN AOC, methods of manufacturing, and methods of treating diseases, using our PLN AOC. Any patents issued from these applications are expected to expire in 2046; however, a patent term extension may be available.
Intellectual Property Relating to Our AOC Product Platform
As of December 31, 2025, we owned 40 families of U.S. and foreign patents and patent applications generally covering our AOC product platform. These families include 46 issued U.S. patents, 46 granted foreign patents, 51 pending U.S. patent applications, 11 pending PCT patent applications and 164 pending foreign patent applications in Europe, Australia, Brazil, Canada, China, Israel, Hong Kong, Japan, South Korea, Mexico, Singapore, New Zealand, and Taiwan, relating to key aspects and components of our AOC product platform systems. Our patent applications contain claims covering (i) proprietary antibodies; (ii) proprietary oligonucleotide chemical structures; (iii) proprietary oligonucleotide sequences; (iv) proprietary AOC structures; and (v) methods for manufacturing and using our AOC technologies. Some of these AOC platform cases generically cover our various product candidates. The issued U.S. patents and any U.S. patents issuing from our pending U.S. patent applications are expected to expire between 2037 and 2046. We have 1 patent family licensed from the University of Alberta, which includes 2 issued U.S. patents, 1 pending U.S. patent application, 5 granted foreign patents, and 6 pending applications in Europe, Canada, China, Japan, South Korea and Hong Kong. We also have 1 patent family licensed from GenAhead Bio Inc, which includes 2 pending U.S. applications, 4 granted foreign patents, and 3 pending foreign applications in Europe, China, and Japan.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2046, unless we receive patent term extension or patent term adjustment, or both.
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
We have filed trademark applications for registration of the Avidity, Avidity Bioscience logo, AVIDITY ON POINT, AVIDITY ON POINT logo, CDUX, DEL-BRAX, DEL-DESIRAN, DEL-ZOTA, EXPLORE44, EXPLORE44 logo, EXPLORE44-OLE, EXPLORE44-OLE logo, FORLENVY, FORTITUDE, FORTITUDE logo, HARBOR, HARBOR logo mark, KITE logo, MARINA, MARINA logo, MARINA-OLE, MARINA-OLE logo, ON POINT, ON POINT logo, QAFORZO, SAFARI44, SAFARI44 logo, SPEDELVI, TRIANGLE logo, and ZOBILITY marks with the United States Patent and Trademark Office and certain foreign trademark offices.
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
Research Collaboration with MyoKardia, a wholly owned subsidiary of BMS
In December 2020, we entered into a research collaboration, or the MyoKardia Agreement, with MyoKardia, a wholly-owned subsidiary of BMS, to demonstrate the potential utility of AOCs in cardiac tissue by leveraging MyoKardia’s genetic cardiomyopathy platform including, among other aspects, its novel target discovery engine and proprietary cardiac disease models. Under the terms of the MyoKardia Agreement, in July 2023, BMS as the successor in interest to MyoKardia, exercised its option to negotiate and enter into a license agreement covering AOCs that modulate the function of cardiovascular targets. The research collaboration with MyoKardia was terminated in November 2023 upon execution of the BMS Collaboration Agreement.
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
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2029. Consequently, unless Congress reauthorizes the program, the sponsor of the marketing application for a drug that receives Rare Pediatric Disease Designation will only be eligible to receive a voucher if the FDA grants the designation on or before September 30, 2029.
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
If a product that has Orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to Orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan exclusivity or inability to manufacture the product in sufficient quantities of the Orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same approved use or indication within the relevant rare disease or condition, or the same drug or biologic for any use or indication within a different rare disease or condition. Among the other benefits of Orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.
A designated Orphan drug may not receive Orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received Orphan designation. In addition, Orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with Orphan exclusivity within the relevant approved use or indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved use or indication for patients with the relevant rare disease or condition.
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
The Inflation Reduction Act, or IRA, was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidates that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.
Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
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
Human Capital
As of February 13, 2026, we had 511 full-time employees, 111 of whom have a Ph.D. or M.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Corporate Information
We were originally founded as a Delaware limited liability company on November 13, 2012, under the name Avidity NanoMedicines LLC. On June 4, 2016, we changed our name to Avidity Biosciences LLC, and on April 1, 2019, we converted into a Delaware corporation under the name Avidity Biosciences, Inc. Our principal executive offices are located at 3020 Callan Road, San Diego, California 92121, and our telephone number is (858) 401-7900.
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
Summary of Risk Factors
The principal risks and uncertainties affecting our business include the following:
•We may not complete the pending transaction with Novartis within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations.
•The pendency of the Merger and Distribution could adversely affect our business, financial results and/or operations.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•In certain instances, the Merger Agreement requires us to pay a termination fee to Novartis; we have incurred, and will continue to incur, costs as a result of the pending transaction with Novartis; and litigation may arise in connection with the pending transaction, which could be costly and divert management’s attention.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Novartis.
•Litigation has arisen in connection with the Merger or the Distribution, which could be costly and divert management’s attention and otherwise materially harm our business.
•The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.
•The value of SpinCo Common Stock may not be as anticipated, and if the Merger is consummated, our stockholders will not be able to participate in any further upside to the portion of our business acquired by Novartis.
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

In connection with the Merger, we, SpinCo, and Parent entered into the Separation and Distribution Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, prior to the Effective Time: (i) we will effect the Pre-Closing Reorganization and (ii) thereafter, we will either (a) complete the Distribution or (b) subject to Parent's written consent, consummate a Permitted Third Party Sale, subject to the terms and conditions specified in the Merger Agreement and the Separation and Distribution Agreement. Following completion of the Distribution, we will have no continuing ownership interest in SpinCo. The Distribution also includes certain assets of the Company that triggered a ROFN with an existing collaboration partner of ours that was notified concurrently with our announcement of our entry into the Merger Agreement.
Consummation of the Merger is subject to (i) closing conditions related to the Distribution, including (a) the effectiveness of the registration statement on Form 10 filed with respect to the registration of the SpinCo Common Stock and the absence of any stop order or similar proceeding, and (b) completion of either the Distribution or, subject to Parent’s written consent, a Permitted Third Party Sale ; and (ii) other customary closing conditions, including, (a) the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, (b) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since October 25, 2025, (c) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, including any extensions thereof, applicable to the Merger and, potentially, the applicable antitrust laws of specified other jurisdictions and (d) the adoption of the Merger Agreement and the Separation and Distribution Agreement by holders of the Company’s common stock representing at least a majority of the Company’s common stock outstanding. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, by Novartis in the event we accept and enter into an agreement for the consummation of a transaction that our board of directors, or the Company Board, determines is a Superior Proposal (as defined in the Merger Agreement).
In addition, consummation of the Distribution is subject to, among other things: (i) satisfaction of the conditions to closing set forth in the Merger Agreement (with certain exceptions); (ii) the absence of any judgment or law prohibiting or making illegal the consummation of the Distribution, the Pre-Closing Reorganization or the Merger; (iii) the license agreement entered into between the Company and SpinCo being in full force and effect; (iv) execution of a transition services agreement; and (v) completion of the Pre-Closing Reorganization.
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
The pendency of the Merger and Distribution could adversely affect our business, financial results and/or operations.
Our efforts to complete the Merger and Distribution could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger or Distribution will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention or focus may be particularly challenging while the Merger and Distribution are pending because employees may experience uncertainty about their roles following consummation of both the Merger and Distribution. A substantial amount of our management’s and certain employees’ attention is being directed toward the completion of the Merger and Distribution and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or Distribution, or the termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, subject to certain exceptions, including, among others, actions required by the Separation and Distribution Agreement, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course and consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Novartis’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.
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
Litigation has arisen in connection with the Merger or the Distribution, which could be costly and divert management’s attention and otherwise materially harm our business.
Lawsuits have been filed challenging aspects of the proposed Merger or Distribution or otherwise related to the Merger or the Distribution. Regardless of the outcome of any ongoing or future litigation related to the proposed Merger or Distribution, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger or Distribution may materially adversely affect our business, financial condition and operating results. The outcome of any lawsuit filed or that may be filed challenging the Merger or Distribution is uncertain. If any lawsuit is successful in obtaining an order enjoining the Merger or Distribution, then the transactions may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers. If the Merger or the Distribution is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger or the Distribution. Any litigation related to the proposed Merger or the Distribution may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.
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
Even if the distribution of SpinCo Common Stock is completed, the value of SpinCo Common Stock, if any, may not be equal to or greater than the value anticipated. SpinCo as an independent company will be subject to similar risks and uncertainties as those previously described by the Company with respect to its business in its filings with the SEC, including those relating to capital requirements, discovery and development of product candidates, regulatory review and approval and intellectual property matters. In addition, the value of SpinCo Common Stock could be lower than anticipated for a variety of reasons, including SpinCo’s limited operating history, the failure of SpinCo to develop any product candidates or operate and compete effectively as an independent company. SpinCo Common Stock may experience periods of extreme volatility. SpinCo will be smaller than the Company currently, with a narrower and less diversified business focus, and may be more vulnerable to changing market conditions.
If the Merger is consummated, our stockholders will not be able to participate in any further upside to the portion of our business acquired by Novartis.
If the Merger is consummated, each share of our common stock issued and outstanding immediately prior to the Effective Time (including any shares issued as a result of the exercise of any Company Warrants (as defined below) prior to the Effective Time, but excluding each share of our common stock (i) held in our treasury, (ii) owned by Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent or us immediately prior to the Effective Time or (iii) held by any stockholder who is entitled to demand and has properly and validly demanded their statutory right of appraisal of such shares of our common stock in accordance with, and in compliance in all respects with, Section 262 of the General Corporation Law of the State of Delaware) will automatically be cancelled and converted into the right to receive an amount in cash equal to $72.00, without interest and subject to any applicable tax withholdings. In addition, holders of our common stock as of the Distribution Record Date will receive, at the Distribution Effective Time, shares of SpinCo Common Stock on a pro rata basis of one share of SpinCo Common Stock per ten shares of our common stock.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have three product candidates, del-desiran, del-brax and del-zota, in clinical development while all of our other development programs are in preclinical development or in the drug discovery stage. We commenced operations in 2012, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary AOC technology platform, identifying product candidates, establishing our intellectual property portfolio and conducting research and clinical and preclinical studies. Our approach to the discovery and development of product candidates based on our AOC platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $684.6 million, $322.3 million, and $212.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.6 billion. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require additional development time and resources, which would be substantial, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.
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
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $400.0 million through the Sales Agent. During 2025, we sold 5,646,583 shares of our common stock pursuant to the 2024 Sales Agreement and received net proceeds of $185.5 million, after deducting offering-related transaction costs and commissions. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the 2024 Sales Agreement may be terminated by us or the Sales Agent at any time upon specified notice to the other party, or by the Sales Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
If the Merger is not completed, our future capital requirements will depend on many factors, including, but not limited to:
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
•making and managing arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;

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
In the United States, Orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has Orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to Orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same product for the same approved use or indication within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan drug exclusivity within the relevant approved use or indication or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in the EU, but such exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for Orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.
Even if we obtain Orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same approved uses or indications within the same rare disease or condition. Even after an Orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same approved use or indication within the applicable disease or condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity in the United States may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, Orphan drug exclusivity does not prevent the FDA from approving competing drugs containing different active ingredients for the same or similar indications or uses. In addition, if a subsequent drug is approved for marketing for the same or a similar approved use or indication within the same rare disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2029, provided the relevant eligibility criteria are met.
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.
If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Currently people with DMD are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort is an FDA approved corticosteroid marketed by PTC Therapeutics, Inc. Agameee is another approved corticosteroid marketed by Catalyst. Duvyzat is an HDAC inhibitor from Italfarmaco. In addition, there are three FDA approved exon skipping drugs utilizing unconjugated PMOs marketed by Sarepta Therapeutics, Inc.: EXONDYS 51 (Eteplirsen) for people with DMD amenable to Exon 51 skipping; VYONDYS 53 (golodirsen) for people with DMD amenable to Exon 53 skipping; and AMONDYS 45 (casimersen) for people with DMD amenable to Exon 45 skipping. There is an FDA approved exon skipping drug marketed by Nippon Shinyaku Co., Inc.: VILTEPSO (viltolarsen), an unconjugated PMO approved for people with DMD amenable to skipping Exon 53. We are developing treatments for DMD that target dystrophin mechanisms. Other companies pursuing a similar mechanism include Dyne Therapeutics with DYNE-251, a PMO conjugated to a Fab currently being evaluated in a Phase 1/2 clinical trial for patients amendable to Exon 51 skipping; Wave Life Sciences, Ltd. with WVE-N531, an unconjugated PN-modified exon-skipping oligonucleotide currently being evaluated in a Phase 1/2 clinical trial for patients amenable to Exon 53 skipping; PepGen with PGN-EDO51, a peptide-

conjugated oligonucleotide for patients amenable to Exon 51 skipping being evaluated in a Phase 2 clinical trial; and PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial. While there are multiple programs in development for people with DMD amenable to skipping Exon 51 or 53, there are very few targeting Exon 44. NS Pharma, Inc. is running a Phase 2 trial with NS-089/NCNP-02 in people amenable to Exon 44 skipping in the US. In December 2022, Entrada’s program ENTR-601-44 was placed on a clinical hold prior to initiating Phase 1 development but has been evaluated in a Phase 1 study outside of the U.S. Companies are also approaching DMD with viral-vector based gene therapy programs that are a one-time treatment versus oligonucleotide-based exon skipping chronic treatments. There is one approved gene therapy for the delivery of microdystrophin mRNA, marketed as ELEVIDYS by Sarepta Therapeutics, Inc., fully approved for ambulatory DMD patients above the age of three and has received accelerated approval for non-ambulatory DMD patients above the age of three. Several other companies are developing microdystrophin-based gene therapies, including REGENEXBIO Inc. (RGX-202), Solid Biosciences Inc. (SGT-003), and Genethon (GNT-004). We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. There is a growing number of companies in pursuing different paths to treat DMD, including Capricor Therapeutics, Inc., and we expect that the space will continue to evolve as additional investigational therapies advance.
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
We had 511 full-time employees as of February 13, 2026. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties.
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
The Inflation Reduction Act, or IRA, was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.
Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
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
We currently hold approximately $20 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to incur net operating losses, or NOLs, such NOLs will carry forward and, subject to limitations, offset future taxable income, if any, until such unused NOL carryforwards expire (if subject to expiration). ). U.S. federal NOLs generated in periods after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020. At December 31, 2025, we had federal, state, and foreign net operating loss (NOL) carryforwards of $421.6 million.
Our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Services, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our initial public offering, or IPO, that was completed in June 2020, our subsequent public offerings or any future offerings. Similar rules may apply under state tax laws.
Inflation could adversely affect our business and results of operations.
In recent years, the U.S. economy experienced a material level of inflation. The impact of geopolitical developments may continue to increase uncertainty in the outlook of near-term and long-term economic activity, including any impacts on inflation. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. Historically, the price of our common stock has been highly sensitive to actual or anticipated changes in the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
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
Our commercial success depends in part on our ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter parties review and post-grant review have also been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.
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
We maintain a large quantity of sensitive information, including confidential business and health-related information in connection with our clinical studies, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information, including as our operations continue to expand or if we operate in foreign jurisdictions. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, the regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.
The U.S. Federal Trade Commission, or the FTC, also has authority to initiate enforcement actions against entities that mislead consumers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of health information, fail to implement policies to protect health information or engage in other unfair practices that harm customers or that may violate Section 5 of the FTC Act. Even when HIPAA does not apply, according to the FTC failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of health-related and other personal information, through websites or otherwise, and to regulate the presentation of website content.
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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the General Data Protection Regulation, or EU GDPR, and the United Kingdom General Data Protection Regulation and Data Protection Act 2018, or the UK GDPR and together with the EU GDPR, referred to as the GDPR, imposes strict requirement for processing of personal data of individuals within the European Economic Area, or EEA, and United Kingdom, or UK, or in the context of our activities within the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as detailed notices for clinical trial subjects and investigators. In addition, the GDPR regulates the transfer of personal data subject to the GDPR to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws.
The GDPR imposes substantial fines for breaches and violations under both the EU GDPR and UK GDPR (up to the greater of €20 million/GBP 17.5 million or 4% of our consolidated annual worldwide gross revenue). In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims, including class actions. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
In relation to such cross border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States, China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/ or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we operate our business, and could adversely affect our business, operations and financial condition. Compliance with these and any other applicable data privacy and security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules within required time frames. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
Our business may be affected by the evolving regulatory framework for AI Technologies.
The regulatory framework for artificial intelligence, or AI, machine learning, and automated decision-making technologies, or collectively AI Technologies, is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
The United States federal and various state and foreign governments have adopted or proposed laws, regulations and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of such data. In the ordinary course of business, we collect, store, transmit and otherwise process confidential information, including, without limitation, proprietary business information, preclinical and clinical trial data and personal information, or collectively, Confidential Information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, "bugs" or other vulnerabilities, malicious code, cybersecurity threats (such as denial or degredation-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, fraud, and sophisticated nation-state and nation-state-supported actors. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the post-pandemic continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques - including artificial intelligence - that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information.
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
The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of inflation, military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023, the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. NIST CSF is used as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. This framework enables Avidity to mature its cybersecurity operations through a structured, risk-based approach aligned with evolving technical standards, specifications and requirements.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares reporting channels and governance processes with other legal, compliance, operational, and financial risk areas. The program is designed to manage cybersecurity risks and is supported by a multi-year roadmap to mature cybersecurity capabilities and services; however, as with any risk management program, there can be no assurance that these measures will be fully implemented, complied with, or effective in all circumstances.
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
•use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes, including:
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. In the event we experience a cybersecurity incident we consider to be material, we will disclose such incident consistent with the requirements of Item 1.05 of Form 8-K. See “Risk Factors –We, our collaborators and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or alleged failure to comply with them could subject us to potentially significant fines or penalties, regulatory investigations, negative publicity, liability or otherwise harm our business, results of operations and financial condition.”
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee of the board of directors, or the audit committee, oversight of cybersecurity and other information technology risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.
The audit committee receives periodic reports from management on our cybersecurity risks. In addition, management alerts the audit committee of any cybersecurity incidents it considers to be significant or potentially significant. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from management and have available to them external resources related to cybersecurity as part of the board of directors' continuing education on topics that impact companies similar to ours.
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
ITEM 2.    Properties
We currently lease approximately 54,597 square feet of office and laboratory space in San Diego, California, under a lease that expires in 2026, with the option to extend the term of the lease for an additional five years. In April 2024, we entered into a sublease agreement, or the Sublease, to rent 105,000 square feet for office and laboratory space for the Company’s corporate headquarters. The Sublease commenced in August 2025, with a term of 9 years, 9 months. In March 2025, we also exercised the option to rent an additional 80,000 square feet in an adjacent available building under an amended sublease agreement, or the Amended Sublease, with Turning Point Therapeutics, Inc. The term of the Amended Sublease is approximately 9 years, 1 month with payments expected to begin in April 2026. We believe that our current and expected future facilities are adequate to meet our needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.
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
Holders of Common Stock
As of February 13, 2026, there were approximately 13 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is included herein.

Performance Graph
The following stock performance graph illustrates a comparison from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2025, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 12, 2020 at the opening trading price of $18.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

STOCK PRICE PERFORMANCE GRAPH
400
360
320
280
240
200
160
120
80
40
6/12/20
9/20
3/21
9/21
3/22
9/22
3/23
9/23
3/24
9/24
3/25
9/25
Avidity Biosciences, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. For the comparison of the financial results for the fiscal years ended December 31, 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.
References to “Avidity,” "the Company," “we,” “us” and “our” refer to Avidity Biosciences, Inc.
Overview
We are a biopharmaceutical company committed to delivering a new class of RNA therapeutics called Antibody Oligonucleotide Conjugates, or AOCs. Our proprietary AOC platform is designed to combine the specificity of monoclonal antibodies, or mAbs, with the precision of RNA therapeutics to target the root cause of diseases previously untreatable with such therapeutics. Our pipeline currently has three programs in clinical development. Delpacibart zotadirsen, or del-zota (formerly AOC 1044) is a registrational study designed for people living with Duchenne muscular dystrophy, or DMD, and is currently in development with the ongoing Phase 2 EXPLORE44 Open-Label Extension (EXPLORE44-OLE™) study. Del-zota is specifically designed for people with mutations amenable to exon 44 skipping, or DMD44, and is the first of multiple AOCs we are developing for DMD. Delpacibart etedesiran, or del-desiran (formerly AOC 1001), is designed to treat people with myotonic dystrophy type 1, or DM1, and is currently in development with the global Phase 3 HARBOR™ trial and ongoing HARBOR Open-Label Extension (HARBOR-OLE™) trial. Delpacibart braxlosiran, or del-brax (formerly AOC 1020), is the first investigational therapy designed to directly target DUX4 in people living with facioscapulohumeral muscular dystrophy, or FSHD, and is currently in development in the potentially registrational fully enrolled ongoing FORTITUDE™ biomarker cohort of the Phase 1/2 FORTITUDE trial, the Phase 2 FORTITUDE Open-Label Extension (FORTITUDE-OLE™) trial and the Phase 3 FORTITUDE-3™ trial. Del-desiran, del-brax and del-zota have all been granted Orphan designation by the FDA and the European Medicines Agency, or EMA, and Fast Track designation by the FDA. In addition, the FDA has granted del-desiran and del-zota Breakthrough Therapy designation and granted del-zota Rare Pediatric Disease designation. Del-desiran has also been granted Orphan Drug designation by the Japan Ministry of Health, Labour and Welfare (MHLW).
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
We have incurred operating losses in each year since inception. Our net losses were $684.6 million, $322.3 million, and $212.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.6 billion. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, and protect our intellectual property. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any collaboration and services revenue.
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
Recent Events
On October 25, 2025, we entered into the Merger Agreement, with Novartis and Merger Sub, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, and we will survive the Merger as an indirect wholly owned subsidiary of Parent, which we refer to as the Merger.
In connection with the Merger, we, SpinCo, and Parent (with respect to certain sections specified therein) entered into the Separation and Distribution Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Separation and Distribution Agreement, prior to the Effective Time, we will effect the Pre-Closing Reorganization, which will generally result in SpinCo owning, assuming or retaining all assets and liabilities held by us and our subsidiaries exclusively related to our early stage precision cardiology programs, including AOC 1086 and AOC 1072, which target rare genetic cardiomyopathies, including phospholamban and Protein Kinase AMP-activated non-catalytic subunit Gamma 2 Syndrome, respectively, and certain collaboration agreements, including those with Bristol-Myers Squibb Company and Eli Lilly and Company, and us owning, assuming or retaining all other assets and liabilities. The transfer of assets to SpinCo includes certain of our assets that triggered a ROFN with the ROFN Holder. During the ROFN period, which expired on February 5, 2026, we were permitted to negotiate the sale of our assets subject to the ROFN with the ROFN Holder, and, if an agreement had been reached, consummate the sale of all or a portion of such assets. If such a sale had been consummated, SpinCo could have received less than all of the SpinCo Business.
Following the Separation, but prior to the Effective Time, we will either (a) distribute to our stockholders, as of the Distribution Record Date, on a pro rata basis, all of the issued and outstanding shares of SpinCo Common Stock at a ratio of one share of SpinCo Common Stock per ten shares of our common stock held, with SpinCo continuing its existence as a separate and independent company or (b) subject to Parent's written consent, consummate a sale of SpinCo to a third party in accordance with the terms of the Merger Agreement, subject to the terms and conditions specified in the Merger Agreement and the Separation and Distribution Agreement, and thereafter distribute the Permitted Sale Proceeds to our stockholders or the Company Equity Awards, as of the chosen record date for distributing such proceeds, on a pro rata basis and subject to applicable tax withholding. In connection with the Distribution, holders of Company Equity Awards (subject to certain exceptions) as of the Distribution Record Date who are current service providers to SpinCo and its affiliates (including us) are entitled to receive certain make whole awards that will be settled in shares of SpinCo Common Stock at a ratio of one share of SpinCo Common Stock per ten shares of our common stock underlying each such Company Equity Award. If the Distribution occurs, SpinCo will operate as a separate, independent, publicly held company.
Consummation of the Merger is subject to closing conditions related to the Distribution and other customary closing conditions. The parties expect the Merger, the Distribution and the other transactions contemplated by the Merger Agreement to close in the first half of 2026. In the event the Merger Agreement is terminated, under specified circumstances, we will be required to pay Parent a termination fee of $450 million. The Merger Agreement further provides that Parent will be required to pay us a reverse termination fee of $600 million in the event the Merger Agreement is terminated by either us or Parent under certain circumstances.
For additional information related to the Merger Agreement, please refer to our definitive proxy statement on Schedule 14A filed with the SEC on January 30, 2026, as thereafter amended or supplemented, and the registration statement on Form 10 filed by SpinCo with the SEC on December 10, 2025, as thereafter amended or supplemented. For additional information regarding risks and uncertainties associated with the

Merger and the Distribution, see Part I, Item 1A – “Risk Factors” included in this annual report on Form 10-K. There is no guarantee that the Merger or the Distribution will be consummated.
Research Collaboration with Bristol Myers Squibb Company
In November 2023, we entered into (i) a Research Collaboration and License Agreement, or the BMS Collaboration Agreement, to expand on the research with MyoKardia for up to five targets utilizing our proprietary AOC platform technology and (ii) a Securities Purchase Agreement with BMS, or the BMS Purchase Agreement, for the purchase by BMS in a private placement of 5,075,304 shares of our common stock at a purchase price of $7.8813 per share, for an aggregate purchase price of approximately $40 million. We refer to the BMS Collaboration Agreement and the BMS Purchase Agreement together as the "BMS Agreements." Under the terms of the BMS Agreements, we received approximately $100 million upfront, which includes a $60 million cash payment under the terms of the BMS Collaboration Agreement, and approximately $40 million for the purchase of our common stock under the terms of the BMS Purchase Agreement. We are also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825 million in commercial milestone payments, and tiered royalties from high single digits to low double-digits on net sales. We are responsible for our own research collaboration costs incurred under the agreement, subject to a cumulative spending limit of $40 million. BMS will fund all future clinical development, regulatory, and commercialization activities coming from this collaboration.
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
We expect our research and development expenses to increase for the foreseeable future as we continue to conduct ongoing research and development activities, advance preclinical research programs toward clinical development, including IND-enabling studies, and conduct clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming and can vary significantly for each product candidate and development program. We may never succeed in achieving marketing approval for any of our product candidates.
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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years presented (in thousands):

	Year Ended December 31,		Change
	2025	2024
Revenue	$18,755	$10,897	$7,858
Research and development expenses	559,159	303,593	255,566
General and administrative expenses	205,539	86,240	119,299
Other income	61,312	56,634	4,678
Revenue
Revenue increased by $7.9 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to the recognition of a $10.0 million milestone under the Lilly Agreement, partially offset by a slight decrease in revenues earned under the BMS agreement.

Research and Development Expenses
The following tables illustrate the components of our research and development expenses for the years presented (in thousands):

	Year Ended December 31,		Change
	2025	2024
External costs:
Del-desiran	$92,716	$47,026	$45,690
Del-brax	76,238	33,230	43,008
Del-zota	47,401	27,073	20,328
Other programs	27,989	7,617	20,372
Unallocated (1)	133,365	74,729	58,636
Total external costs	377,709	189,675	188,034
Internal costs:
Employee-related expenses	152,305	90,935	61,370
Facilities, lab supplies and other	29,145	22,983	6,162
Total internal costs	181,450	113,918	67,532
Total research and development expenses	$559,159	$303,593	$255,566
____________________
(1)Unallocated costs primarily relate to manufacturing costs for monoclonal antibodies and professional services used across all programs.
Research and development expenses increased by $255.6 million for the year ended December 31, 2025 as compared to the same period in 2024. Research and development expense increased primarily due to increased external costs associated with the progression of clinical trials and preclinical studies, including $53.9 million in higher unallocated manufacturing costs related to monoclonal antibodies, as well as higher internal costs including $61.4 million in higher personnel costs.
General and Administrative Expenses
General and administrative expenses increased by $119.3 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to $52.5 million in higher personnel costs and $46.1 million in higher professional fees. Professional fees included $35.9 million of transaction-related costs incurred in connection with the Merger, as well as costs to support our expanded operations and commercial readiness.
Other Income
Other income increased by $4.7 million for the year ended December 31, 2025 as compared to the same period in 2024, due to higher interest income earned on marketable securities investments and cash and cash equivalent balances.
Liquidity and Capital Resources
Sources of Liquidity
On August 9, 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or the 2024 Sales Agent. Under the 2024 Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. We are not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. As of December 31, 2025, we sold 5,646,583 shares of our common stock pursuant to the 2024 Sales Agreement and received net proceeds of $185.5 million, after deducting offering-related transaction costs and commissions of $4.8 million, at an average price of $33.69 per share.

On July 23, 2025, pre-funded warrants, originally issued by the Company on March 4, 2024, or the 2024 Pre-Funded Warrants, to purchase 2,208,114 shares of our common stock were exercised in a cashless transaction, which resulted in an aggregate of 2,208,048 shares of our common stock being issued.
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
On October 27, 2025, 2024 Pre-Funded Warrants to purchase an aggregate of 3,761,945 shares of our common stock were exercised in cashless transactions, which resulted in an aggregate of 3,761,868 shares of our common stock being issued. As of December 31, 2025, 2024 Pre-Funded Warrants to purchase a total of 3,060,792 shares of our common stock remained available for exercise.
As of December 31, 2025, other significant sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $130.0 million from funding under collaboration and research services agreements of which approximately $40.0 million relates to the sale of 5,075,304 unregistered shares in November 2023 to BMS in a private placement under the terms of the BMS Purchase Agreement.
Future Capital Requirements
As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $1.7 billion. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. In addition, the Merger Agreement contains restrictions on our issuance of shares of our common stock, subject to certain exceptions described therein.
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
Cash Flows
The following table summarizes our cash flows for the years presented (in thousands):

	Year Ended December 31,		Change
	2025	2024
Net cash provided by (used in):
Operating activities	$(650,441)	$(300,870)	$(349,571)
Investing activities	(38,035)	(854,201)	816,166
Financing activities	850,990	1,192,357	(341,367)
Effect of exchange rate on cash, cash equivalents and restricted cash	137	—	137
Net increase in cash, cash equivalents and restricted cash	$162,651	$37,286	$125,365
Operating Activities
Net cash used in operating activities of $650.4 million and $300.9 million for the years ended December 31, 2025 and 2024, respectively, consisted primarily of cash used to fund our operations related to the development of del-desiran, del-brax, del-zota, and other potential programs. The increase in cash used in our operations is primarily due to increases in research and development costs as well as general and administrative expenses as described under “Results of Operations” above.
Investing Activities
Net cash used in investing activities of $38.0 million for the year ended December 31, 2025 consisted of $1.1 billion for purchases of marketable securities due to investing the proceeds from the issuance of common stock as well as the reinvestment of proceeds from matured marketable securities, as well as $13.3 million in purchases of property and equipment, offset by $1.1 billion of proceeds from maturities of marketable securities. Net cash used in investing activities of $854.2 million for the year ended December 31, 2024 consisted of $1.4 billion for purchases of marketable securities due to investing the proceeds from the issuance of common stock and pre-funded warrants as well as the reinvestment of proceeds from matured marketable securities, as well as $7.1 million in purchases of property and equipment, offset by $586.4 million of proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $851.0 million for the year ended December 31, 2025 consisted primarily of $836.9 million in net proceeds from sales of our common stock and $26.5 million in proceeds from the issuance of common stock under employee incentive equity plans, offset by $12.4 million of payments for taxes related to the net share settlement of equity awards. Net cash provided by financing activities of $1.2 billion for the year ended December 31, 2024 consisted primarily of $762.2 million in net proceeds from sales of our common stock, $238.4 million in net proceeds from the issuance of common stock from a private placement transaction, $141.4 million in net proceeds from the sale of pre-funded warrants in a private placement transaction, as well as $50.4 million in proceeds from the issuance of common stock under employee incentive equity plans.
Contractual Obligations and Commitments
We have operating lease obligations related to our lease for office and laboratory space in San Diego, California. In June 2020, and as amended in December 2020, we entered into a non-cancellable operating lease for approximately 54,597 square feet of office and laboratory space, or the Lease, which commenced in November 2021. The Lease has a five-year initial term with a renewal option for an additional five years. Under the terms of the Lease, the initial monthly base rent of approximately $251,000 will increase to approximately $282,000 during the last year of the Lease's initial term, and the first year includes five months of rent abatement. In June 2023, we further amended the lease to expand our office and laboratory space. The expansion increased monthly base rent by approximately $45,000 increasing to $49,000 per month in the last year of the Lease's term. The total remaining base rent commitment for the initial term under the Lease is $3.1 million.
In April 2024, we entered into a new Sublease agreement to rent office and laboratory space for our corporate headquarters. The Sublease commenced on August 14, 2025, with a term of 9 years, 9 months. Total aggregate future lease commitments under the Sublease are approximately $78.0 million. In March 2025, we also exercised the option to rent an adjacent available building under the Amended Sublease agreement with Turning Point Therapeutics, Inc. The term of the Amended Sublease is approximately 9 years, 1 month with payments expected to commence in April 2026. Total aggregate future lease commitments under the Amended Sublease are approximately $53.7 million. Refer to Note 7, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report.
In August 2025, we entered into a manufacturing agreement with a Contract Manufacturing Organization (CMO) for the manufacturing of the Company’s drug substances, conjugated drug substances, and drug products. The manufacturing agreement requires the Company to meet minimum purchase obligations on an annual basis, beginning in 2026 and ending in 2028. The total aggregate amount of future unconditional minimum purchase obligations under the manufacturing agreement is approximately $621.6 million, subject to foreign currency changes, annual price increases, other adjustments, and payments for certain costs and net of the nonrefundable reservation fees. Refer to Note 7, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report for further details of our commitments.
We enter into contracts in the normal course of business for contract research services, contract manufacturing services, clinical trials, professional services, and other services and products for operating purposes. These contracts may include certain provisions that could require payments for early termination. The amount of the termination payments vary depending on the timing of the termination and the specific terms of the contract. Therefore, these contracts are considered cancelable contracts.
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this annual report, we believe that the following accounting policies with financial estimates are the most critical to understanding and evaluating our historical and future performance.
Revenue Recognition
To date, all of our revenue has been derived from our collaboration and research agreements entered into with various parties. The terms of these arrangements include payments to us for the following: non-

refundable, upfront license fees; development, regulatory, and commercial milestone payments; payments for research and development services provided by us or for manufacturing supply services we may provide through our contract manufacturers; and royalties on net sales of licensed products.
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
These accruals of research and development expenses require estimates of expenses incurred, including estimates of the time period over which services will be performed and the completion of contract components. If the actual timing of the performance of services varies from estimates, the accrual or prepaid expenses are adjusted accordingly.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in its report dated February 23, 2026, which is included below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Avidity Biosciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avidity Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an Unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Diego, California
February 23, 2026

ITEM 9B.    Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any such trading arrangements. In connection with our entry into the Merger Agreement, all active Rule 10b5-1 trading arrangements to which our officers and directors were a party automatically terminated or suspended in accordance with the terms of such trading arrangements.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
Our Amended and Restated Certificate of Incorporation, or the “Charter”, and Bylaws provide that the authorized number of directors shall be fixed from time to time exclusively by resolution adopted by a majority of the Board. We currently have nine (9) authorized director slots on our Board. As set forth in our Charter, the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The following table summarizes the class, independence and committee membership of our directors:

Name	Age *	Position	Independent	Committee Membership
CLASS I DIRECTORS - Terms to Expire at the 2027 Annual Meeting

Carsten Boess	59	Director	X	Audit (Chair)

Sarah Boyce	54	President, Chief Executive Officer, and Director

Troy Wilson, Ph.D., J.D.	57	Chair of the Board	X	Human Capital Management

CLASS II DIRECTORS - Terms to Expire at the 2028 Annual Meeting

Arthur Levin, Ph.D.	72	Director

Simona Skerjanec	61	Director	X

Tamar Thompson	52	Director	X	Nominating and Corporate Governance; Human Capital Management

CLASS III DIRECTORS - Terms to Expire at the 2026 Annual Meeting

Noreen Henig, M.D.	60	Director	X	Nominating and Corporate Governance (Chair); Audit

Edward M. Kaye, M.D.	76	Director	X	Human Capital Management (Chair); Nominating and Corporate Governance

Jean Kim	52	Director	X	Audit
____________________
*As of February 23, 2026.
The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding shares of capital stock entitled to vote in the election of directors.
All of the persons whose names and biographies appear below are currently serving as our directors. Each of our directors brings to the Board significant leadership experience derived from their professional experience and service as executives or board members of other corporations and/or private equity and venture capital firms. The process undertaken by the Nominating and Corporate Governance Committee of the Board in recommending qualified director candidates is described below under “Board Qualifications and Director Nomination Process.” Certain individual qualifications and skills of our directors that contribute to the Board’s effectiveness as a whole are described in the following paragraphs.

Class I Directors (Terms to Expire at the 2027 Annual Meeting)
Carsten Boess has served on our board of directors since April 2020. Mr. Boess also serves on the boards of directors of Rocket Pharmaceuticals, Inc. and Achilles Therapeutics plc. Previously, Mr. Boess was the Executive Vice President of Corporate Affairs at Kiniksa Pharmaceuticals, Ltd. from August 2015 until February 2020. Before Kiniksa, Mr. Boess was the Chief Financial Officer at Alexion Pharmaceuticals from 2004 to 2005 and the Senior Vice President and Chief Financial Officer at Synageva BioPharma Corp. from 2011 until the company’s acquisition by Alexion Pharmaceuticals in 2015. Previously, Mr. Boess served in multiple roles with increasing responsibility at Insulet Corporation, including Chief Financial Officer from 2006 to 2009 and Vice President of International Operations from 2009 to 2011. Prior to that, Mr. Boess served as Executive Vice President of Finance at Serono Inc. from 2005 to 2006. In addition, he was a member of the Geneva-based World Wide Executive Finance Management Team while at Serono. Mr. Boess also held several financial executive roles at Novozymes of North America and Novo Nordisk in France, Switzerland and China. During his tenure at Novo Nordisk, he served on Novo Nordisk’s Global Finance Board. From August 2020 until January 2023, Mr. Boess served on the board of directors of Health Sciences Acquisitions Corporation 2. Mr. Boess received a Bachelor’s degree and a Master’s degree in Economics and Finance, specializing in Accounting and Finance from the University of Odense, Denmark. Mr. Boess’s business, financial and corporate governance experience in the biotechnology industry contributed to our board of directors’ conclusion that he should serve as a director of our company.
Sarah Boyce has served as our President and Chief Executive Officer and as a member of our board of directors since October 2019. Prior to joining Avidity, she served as President and a member of the board of directors of Akcea Therapeutics, Inc. from April 2018 through September 2019, where she led the commercialization of the company’s rare disease products. Ms. Boyce served as Chief Business Officer of Ionis Pharmaceuticals, Inc. from January 2015 to April 2018, and Vice President, Head of International Business Strategy and Operations at Forest Laboratories, Inc. from 2012 to 2014. She previously held various positions with Alexion Pharmaceuticals Inc., Novartis AG, Bayer AG and F. Hoffmann-La Roche AG. Ms. Boyce has served on the boards of directors of Abcuro, Inc., a privately held biotechnology company, since July 2024, and of Contineum Therapeutics, Inc. since June 2024. Ms. Boyce also served on the boards of directors of OmniAb, Inc. from November 2022 to April 2025, of Berkeley Lights Inc. from July 2019 to May 2022 and of Ligand Pharmaceuticals Incorporated from October 2019 to November 2022. Ms. Boyce holds a B.S. in Microbiology from the University of Manchester, England. Ms. Boyce’s knowledge of our business, as well as her extensive development, commercial and executive management experience, contributed to our board of directors’ conclusion that she should serve as a director of our company.
Troy Wilson, Ph.D., J.D., is our co-founder and has served as a member of our board of directors since November 2012. He served as Executive Chairman from February 2019 to January 2021 and has served as our Chair since January 2021. Dr. Wilson served as our President and Chief Executive Officer from November 2012 to February 2019. He has been President and Chief Executive Officer and Chairman of the board of directors of Kura Oncology, Inc. since August 2014 and has served as a member of the board of directors of Puma Biotechnology, Inc. since October 2013. He has served as Executive Chairman of the board of directors of Abintus Bio, Inc. since October 2020. He has also served as Executive Chairman of the board of directors of Wellspring Biosciences, Inc., a privately held biopharmaceutical company, since July 2012, and has served as the sole managing member of Wellspring Biosciences’ parent company, Araxes Pharma LLC, since May 2012. Previously, Dr. Wilson served as a director of Zosano Pharma Corporation from June 2014 to October 2019. He also served as President and Chief Executive Officer of Wellspring Biosciences and Araxes Pharma from July 2012 to March 2019, and as President and Chief Executive Officer and a member of the board of directors of Intellikine, Inc. Dr. Wilson holds a J.D. from New York University and a Ph.D. in Bioorganic Chemistry and a B.A. in Biophysics from the University of California, Berkeley. Dr. Wilson’s knowledge of our business and his senior executive and board-level experience at biopharmaceutical companies contributed to our board of directors’ conclusion that he should serve as Chair of our company.
Class II Directors (Terms to Expire at the 2028 Annual Meeting)
Arthur A. Levin, Ph.D., has served on our board of directors since February 2023. Dr. Levin served as our Distinguished Scientist and Strategic Leader from February 2023 until the end of 2024 after serving as our Chief Scientific Officer from October 2019 to February 2023. Previously, Dr. Levin served as our Executive Vice President of Research and Development from October 2013 to October 2019. Dr. Levin has a combined three decades of experience in all aspects of drug development from discovery through drug registration and has played key roles in the development of numerous oligonucleotides. Prior to joining Avidity, from April 2012 to

January 2014, he served as Executive Vice President at miRagen Therapeutics, Inc. Prior to that, Dr. Levin held various senior management positions at Santaris Pharma A/S Corp. and Ionis Pharmaceuticals, Inc. Since September 2015, Dr. Levin has served as a member of the board of directors of Stoke Therapeutics, Inc. Dr. Levin holds a Ph.D. in Toxicology from the University of Rochester and a B.S. in Biology from Muhlenberg College. Dr. Levin's knowledge of our business and technology and his extensive drug development experience contributed to our board of directors' conclusion that he should serve as a director of our company.
Simona Skerjanec has served on our board of directors since May 2024. Ms. Skerjanec holds nearly three decades of broad international experience in the pharmaceutical industry and has led multiple research and development efforts that have resulted in regulatory approvals and launches of commercial therapies in therapeutic areas including neurology and cardiology in the U.S. and other countries. Ms. Skerjanec was the Senior Vice President and Global Neuroscience Head at Roche in Switzerland and led the business and global strategy for Roche’s portfolio of neurological and rare diseases, including Ocrevus® for the treatment of multiple sclerosis and a novel monoclonal antibody for the treatment of Alzheimer’s disease. During her nine-year tenure at Roche, she also served as a General Manager of Roche in Portugal. Prior to joining Roche, Ms. Skerjanec was Senior Vice President and Cardiovascular franchise head at The Medicines Company where she held various roles of increasing responsibilities in development and commercialization. She also held positions at Eli Lilly, Pfizer and Johnson & Johnson. Ms. Skerjanec has served on the board of directors of Immunic Therapeutics since April 2024 and the board of directors of Perceiv AI, a private, AI-driven precision medicine company, since October 2024. Ms. Skerjanec holds a Master’s degree in Pharmacy from University of Ljubljana and an MBA from Farleigh Dickinson University in New Jersey. Ms. Skerjanec’s deep commercial and business experience in the biotechnology industry in the United States and internationally contributed to our board of directors’ conclusion that she should serve as a director of our company.
Tamar Thompson has served on our board of directors since January 2021. Since November 2019, Ms. Thompson has served as the Vice President, Global Corporate Affairs for Alexion Pharmaceuticals, Inc. and as the chair of the board of the Alexion Charitable Foundation. Prior to joining Alexion, Ms. Thompson served as head, federal executive branch strategy and state government affairs for Bristol-Myers Squibb Company from February 2015 to November 2019. She also served as a strategic policy advisor and consultant for premiere Washington, DC based firms, including ADVI, Kimbell and Associates and Avalere Health. Since May 2023, Ms. Thompson has served on the board of directors of Catalyst Pharmaceuticals, Inc., where she is also a member of the audit committee and the nominating and corporate governance committee. Ms. Thompson holds a M.S. in Health Sciences with a concentration in Public Health from Trident University. Ms. Thompson’s extensive health policy and government affairs experience contributed to our board of directors’ conclusion that she should serve as a director of our company.
Class III Directors (Terms to Expire at the 2026 Annual Meeting)
Noreen Henig, M.D., has served on our board of directors since August 2019. Dr. Henig is the CEO of a digital health company, Mobile Applications for Connected Health, and works as a consultant to several private biotechnology companies. Dr. Henig served as the Chief Medical Officer of Kezar Life Sciences, Inc. from May 2020 until October 2023. Dr. Henig has also served as a member of the board of directors of Lazard Growth Acquisition Corp. I from February 2021 until February 2023. Previously, from July 2018 to March 2020, Dr. Henig served as the Chief Medical Officer of Breath Therapeutics GmbH, which is now Zambon SpA following an acquisition in July 2019. Previously, Dr. Henig served as the Chief Development Officer of ProQR Therapeutics N.V. where she oversaw preclinical and clinical drug development from March 2014 to November 2017. Before joining ProQR, Dr. Henig was Senior Director, Global Respiratory, from 2011 to 2014, and Director, Respiratory Therapeutics, from 2008 to 2011, at Gilead Sciences, Inc. Dr. Henig’s specialties as a physician include pulmonary, critical care, allergy and immunology. Dr. Henig holds an M.D. with a distinction in immunology from the Albert Einstein College of Medicine of Yeshiva University and a B.A. from Yale University. She also completed training in internal medicine at the University of California, San Francisco and in pulmonary and critical care medicine at the University of Washington. Dr. Henig’s drug development and clinical trial experience contributed to our board of directors’ conclusion that she should serve as a director of our company.
Edward M. Kaye, M.D., has served on our board of directors since August 2019. Dr. Kaye served as the Chief Executive Officer of Stoke Therapeutics Inc. from October 2017 to March 2025 and has served on Stoke's board of directors since October 2017. Dr. Kaye joined Stoke from Sarepta Therapeutics, Inc. where he served as a member of the board of directors from September 2016 to August 2017, President and Chief Executive Officer from September 2016 to July 2017, Interim Chief Executive Officer from April 2015 to September 2016 and Chief Medical Officer from June 2011 to March 2017. From 2001 to 2011, Dr. Kaye served in various positions at Genzyme Corporation, including most recently as Group Vice President of Clinical Development. Previously, Dr. Kaye served as Chief of Biochemical Genetics at Children’s Hospital of Philadelphia, Chief of Neurology at St. Christopher’s Hospital for Children and as a member of the research staff at Massachusetts General Hospital and Tufts University Medical Center. Dr. Kaye is also a member of the board of directors of Cytokinetics, Inc. and the Massachusetts Biotechnology Council, where he serves on the Equality, Diversity and Inclusion Committee. Dr. Kaye holds an M.D. from the Loyola University Stritch School of Medicine and a B.S. in Biology/Chemistry from Loyola University. Dr. Kaye’s extensive leadership and clinical experience in the medical and biotechnology fields contributed to our board of directors’ conclusion that he should serve as a director of our company.
Jean Kim has served on our board of directors since January 2021. Ms. Kim served as a Partner at Deerfield Management Company LP from August 2006 to July 2020 where she provided extensive research and analysis on individual companies operating in the healthcare industry, with a particular focus on rare and orphan diseases. In addition, Ms. Kim incubated and founded a new gene therapy portfolio company at Deerfield Management with a novel incubator company structure focused on rare orphan monogenic diseases. Prior to joining Deerfield, she was a healthcare investment professional for six years with Merrill Lynch Ventures and a Financial Analyst in Merrill Lynch’s investment banking department. Ms. Kim received her Bachelor of Arts in English Literature and a Bachelor of Science in Biology from Stanford University. She also holds an MBA from Harvard Business School and a Master of Science degree from the Massachusetts Institute of Technology through the Biomedical Enterprise Program and was a Fulbright Scholar. Ms. Kim served on the Board of Directors of Amplo Biotechnology, a gene therapy company, from July 2021 to December 2023. Ms. Kim’s years of experience investing in the biopharmaceutical industry contributed to our board of directors’ conclusion that she should serve as a director of our company.
Executive Officers
The following table identifies our executive officers as of February 23, 2026:

Name	Age	Position
Sarah Boyce	54	President, Chief Executive Officer and Director
Charles Calderaro III	62	Chief Technical Officer
W. Michael Flanagan, Ph.D.	64	Chief Scientific Officer
Kathleen Gallagher	45	Chief Program Officer
Steven Hughes, M.D.	59	Chief Medical Officer
Michael F. MacLean	60	Chief Financial Officer
Teresa McCarthy	62	Chief Human Resources Officer
John B. Moriarty, Jr, J.D.	58	Chief Legal Officer and Corporate Secretary
Eric Mosbrooker	59	Chief Commercial Officer
The following is biographical information for our executive officers other than Ms. Boyce, whose biographical information is included under “Continuing Members of the Board of Directors”.
Charles Calderaro III has served as our Chief Technical Officer since January 2025. Prior to joining the Company, Mr. Calderaro served as Chief Technical Officer of Shoreline Biosciences from October 2022 to December 2025. Previously, from December 2019 to September 2022, Mr. Calderaro served as Global Head of Technical Operations at Kite Pharma, a Gilead company, and from September 2016 to December 2019, he served as Senior Vice President, Global Manufacturing at BioMarin Pharmaceutical. From June 2002 until August 2016, Mr. Calderaro held roles of increasing responsibility at Genentech and through its acquisition by Roche in 2009. Prior to joining Genentech, Mr. Calderaro held leadership roles at Aventis Behring, L.L.C., Alcon Laboratories, and Ethicon, a Johnson & Johnson company. From 1986 to 1990, Mr. Calderaro served in the U.S. Navy as a commissioned officer. Mr. Calderaro received a B.A. from the University of Notre Dame, a Graduate Certificate in Nuclear Engineering from the U.S. Naval Nuclear Power School and an MBA from Texas Christian University.
W. Michael Flanagan, Ph.D. has served as our Chief Scientific Officer since February 2023 and previously served as our Chief Technical Officer from January 2021 to January 2025. Dr. Flanagan has extensive experience developing multiple therapeutic modalities, including RNA therapeutics, antibody drug conjugates, and bispecific antibodies. Prior to joining the Company in January 2021, Dr. Flanagan served as

Senior Director and Project Team Leader, Oncology and Immunology for Genentech, Inc. from January 2012 to January 2021, where he advanced programs through late-stage research to end of Phase 2 development. Prior to Genentech, Dr. Flanagan served in roles of increasing responsibility in the biology groups at Sunesis Pharmaceuticals, Inc., Gilead Sciences, Inc. and Merck & Co. Inc., where he was Senior Director of RNA Sciences. Dr. Flanagan received a B.S. in Genetics from the University of California at Davis, a Ph.D. in Biological Sciences from the University of California at Irvine and was an American Cancer Society postdoctoral fellow at the Howard Hughes Medical Institute, Stanford University.
Kathleen Gallagher has served as our Chief Program Officer since January 2025. She joined the Company in April 2021 and has held roles of increasing responsibility, including Senior Vice President and Global Program Head, Myotonic Dystrophy Type 1 (DM1) and Senior Vice President, Corporate Communications and Investor Relations. Prior to joining the Company, she was Vice President, Investor Relations and Corporate Communications at Akcea Therapeutics from September 2017 through the completion of its acquisition by Ionis Pharmaceuticals in October 2020, where she was instrumental in the development and commercial launches of rare disease therapies Tegsedi® and Waylivra®. Previously, she held roles of increasing responsibility during her 13-year tenure at Merrimack Pharmaceuticals, where she provided leadership and direction through multiple financing rounds including an IPO and through the launch of the pancreatic cancer therapy ONIVYDE®. Ms. Gallagher earned her B.S. degree in English from Boston University.
Steven Hughes, M.D., has served as our Chief Medical Officer since February 2022. Dr. Hughes has over 20 years of experience building and leading clinical development and medical affairs teams. He has contributed to over 50 clinical trials for more than 25 drugs across all stages of drug development and in multiple therapeutic areas including cardiovascular, neurology and several rare diseases with successful license approvals for several rare disease drugs. Dr. Hughes’s previous positions include the Chief Medical Officer at Arcturus and Organovo, Chief Clinical Development Officer at Ionis Pharmaceuticals and clinical leadership positions at Biogen, CSL Behring and Sanofi. Dr. Hughes is board certified in pharmaceutical medicine and received his medical degree from Imperial College, London. He also has an MBA from Imperial College Business School.
Michael F. MacLean has served as our Chief Financial Officer since May 2020 and also served as our Chief Business Officer from April 2022 until December 2024. Prior to joining the Company, Mr. MacLean most recently served as Chief Financial Officer of Akcea Therapeutics, Inc. from September 2017 to March 2020. Prior to joining Akcea Therapeutics, from September 2015 to August 2017, Mr. MacLean was Chief Financial Officer and Executive Vice President of PureTech Health plc. Previously, Mr. MacLean was Chief Financial Officer of Iron Mountain Inc.’s North American business from July 2014 to June 2015 and was Senior Vice President, Worldwide Controller at Iron Mountain from October 2012 to June 2014. Prior to Iron Mountain, Mr. MacLean previously served as Senior Vice President of Finance and Chief Accounting Officer of Biogen Inc., where he led the company’s worldwide finance organization. Since June 2021, Mr. MacLean has also served on the board of directors of Verve Therapeutics. Mr. MacLean holds a B.S. in Accounting from Boston College.
Teresa McCarthy has served as our Chief Human Resources Officer since August 2020. Since 2002, Ms. McCarthy has advised life sciences companies as an organizational development and human resources consultant through her consulting firm, McCarthy Consultants Inc. Ms. McCarthy has also served as a lead consultant at The Leadership Edge from 2002 to 2020. Prior to consulting, Ms. McCarthy held the position of Director, Talent Development at Edwards Lifesciences from 1999 to 2001. Previously, Ms. McCarthy was Director, Employee Relations at Baxter Cardiovascular Group from 1996 to 1999 and served as Manager, Talent Development at IVAC Corporation from 1990 to 1995. Ms. McCarthy received a Bachelor of Arts in Communication from San Diego State and an M.A. in Organizational Communication from San Diego State University.
John B. Moriarty, Jr., J.D. has served as our Chief Legal Officer and Corporate Secretary since August 2024. Prior to joining the Company, Mr. Moriarty served as Executive Vice President, Chief Legal Officer and Corporate Secretary at Mirati Therapeutics from May 2023 through the completion of its acquisition by Bristol-Myers Squibb Co. in January 2024. From September 2020 to April 2023, Mr. Moriarty served as Executive Vice President, Chief Legal Officer and Corporate Secretary of Olema Pharmaceuticals, Inc., and from March 2018 to July 2020, he served as Executive Vice President, General Counsel and Secretary of Portola Pharmaceuticals, Inc., which was acquired by Alexion Pharmaceuticals, Inc. in July 2020. From September 2014 to February 2018, Mr. Moriarty served as Executive Vice President and General Counsel of Alexion, and from December 2012 to September 2014, he served as Senior Vice President and General Counsel of Alexion. Prior to joining Alexion, from December 2008 to December 2012, he served at Elan Corporation plc, an Irish public limited company traded on the New York and Irish Stock Exchanges, including as General Counsel and Senior Vice President from March 2010 to December 2012. From 2002 to 2008, Mr. Moriarty held various positions with Amgen Inc., including Executive Director and Associate General Counsel, Global Commercial Operations and Senior Counsel, Complex Litigation, Products Liability and Government Investigations. From 1999 through 2002 Mr. Moriarty was in private practice with a national law firm. From 1994 to 1999, Mr. Moriarty served in various capacities in private practice focused on healthcare and as a healthcare fraud prosecutor in the U.S. Attorney’s Office and the Virginia Attorney General’s Office. Mr. Moriarty received a B.A. from the University of Virginia and a J.D. cum laude from the University of Georgia School of Law.
Eric Mosbrooker has served as our Chief Commercial Officer since January 2025, after serving as our Chief Strategy Officer since January 2024 and as a member of the Company's Board of Directors from August 2021 to December 2024. Mr. Mosbrooker has more than 20 years of experience in global operations, with demonstrated leadership and experience in commercial operations, market access, product launches, and program leadership. He has expertise in multiple rare diseases, encompassing neuromuscular, metabolic, oncology, and additional orphan conditions. He has worked in all treatment modalities including one-time gene therapy. Prior to joining Avidity, Mr. Mosbrooker served as Chief Operations Officer for Cognoa from January 2021 to February 2023, leading the commercial, program management, product, and business operations functions. Before Cognoa, he was Chief Commercial Officer at Audentes Therapeutics from January 2019 to January 2021, overseeing the gene therapy business unit, and Senior Vice President of the Global Orphan Business Unit at Horizon Pharmaceuticals from November 2016 to April 2018. He holds a B.S. in Industrial Engineering from the University of Wisconsin – Madison.
Corporate Governance
General
The Board has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and charters for our Nominating and Corporate Governance Committee, Audit Committee and Human Capital Management Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics in the “Corporate Governance” section of the “Investors” page of our website located at www.aviditybiosciences.com, or by writing to our Secretary at our offices at 3020 Callan Road, San Diego, CA 92121. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this annual report.
Board Qualifications and Director Nomination Processes
Our Nominating and Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members) for election or appointment, the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board will consider personal and professional integrity, ethics and values along with other factors the committee may deem to be relevant, such as:
•experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•experience as a board member or executive officer of another publicly held company;
•strong finance experience;
•expertise and experience in substantive matters pertaining to our business relative to other Board members;
•diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;
•experience relevant to our business industry; and
•relevant academic expertise or other proficiency in an area of our business operations.

Currently, the Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its range of experience in these various areas.
Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider such other factors as it may deem to be in the best interests of our company and our stockholders. The Nominating and Corporate Governance Committee does, however, believe it appropriate for at least one member of our Board to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our Board meet the definition of “independent director” under Nasdaq qualification standards. The Nominating and Corporate Governance Committee also believes it is appropriate for our President and Chief Executive Officer to serve as a member of our Board. The Board currently includes five female members and four male members.
Identification and Evaluation of Nominees for Directors
The Nominating and Corporate Governance Committee identifies nominees for director by first evaluating the current members of our Board willing to continue in service. Current members with qualifications and skills that are consistent with the Nominating and Corporate Governance Committee’s criteria for board of director service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our Board with that of obtaining a new perspective or expertise.
If any member of our Board does not wish to continue in service or if our Board decides not to re-nominate a member for re-election or if the Board decides to expand the size of the Board, the Nominating and Corporate Governance Committee identifies the desired skills and experience of a new nominee in light of the criteria above. The Nominating and Corporate Governance Committee generally polls our Board and members of management for their recommendations. The Nominating and Corporate Governance Committee may also review the composition and qualification of the boards of directors of our competitors and may seek input from industry experts or analysts. The Nominating and Corporate Governance Committee reviews the qualifications, experience and background of the candidates. Final candidates are interviewed by the members of the Nominating and Corporate Governance Committee and by certain of our other independent directors and executive management. In making its determinations, the Nominating and Corporate Governance Committee evaluates each individual in the context of our Board as a whole, with the objective of assembling a group that can best contribute to the success of our company and represent stockholder interests through the exercise of sound business judgment. After review and deliberation of all feedback and data, the Nominating and Corporate Governance Committee makes its recommendation to our Board.
The Nominating and Corporate Governance Committee evaluates nominees recommended by stockholders in the same manner as it evaluates other nominees. We have not received director candidate recommendations from our stockholders, and we do not have a formal policy regarding consideration of such recommendations. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by members of our Board, management or other parties are evaluated.
Under our Bylaws, a stockholder wishing to suggest a candidate for director should write to our Secretary and provide such information about the stockholder and the proposed candidate as is set forth in our Bylaws and as would be required by SEC rules to be included in a proxy statement. In addition, the stockholder must include the consent of the candidate and describe any arrangements or undertakings between the stockholder and the candidate regarding the nomination.
Communication from Stockholders
The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors as he considers appropriate.
Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Secretary and Chair of the Board consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Stockholders who wish to send communications on any topic to the Board should address such communications to the Board in writing: c/o Secretary, Avidity Biosciences, Inc., 3020 Callan Road, San Diego, California 92121.

Board Evaluation
Our Corporate Governance Guidelines require the Nominating and Corporate Governance Committee to oversee a periodic assessment by the Board of the Board’s performance. As provided in our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee is responsible for establishing the evaluation criteria and implementing the process for such evaluation.
Code of Business Conduct and Ethics
We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of this code in the “Corporate Governance” section of the “Investors” page of our website located at www.aviditybiosciences.com.
In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of this code.
Insider Trading Compliance Policy and Procedures
We have adopted an Insider Trading Compliance Policy and Procedures, or Insider Trading Policy, governing the purchase, sale and other disposition of our securities by our directors, officers, employees and other covered persons, which is designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing rules, as applicable. A copy of our Insider Trading Policy is filed as an exhibit to this annual report. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.
Our Insider Trading Policy prohibits officers, directors and employees, and entities controlled by such individuals and members of their households, from making short sales in our equity securities; transacting in puts, calls or other derivative securities involving our equity securities, on an exchange or in any other organized market; engaging in hedging transactions; purchasing our securities on margin or pledging our securities as collateral for a loan.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of 10% or more of our shares of common stock to file certain reports with the SEC. We assist our directors and officers by monitoring transactions and completing and filing these reports on their behalf. During 2025, all such required reports were timely filed, except that, due to an administrative error, one Form 4 was filed for Michael MacLean on August 15, 2025 with respect to a reportable event that occurred on August 6, 2025.
Committees of the Board of Directors
The Board has established three standing committees—Audit, Human Capital Management and Nominating and Corporate Governance—each of which operates under a charter that has been approved by the Board. All of the members of each of the Board’s three standing committees are independent as defined under the Nasdaq rules. In addition, all members of the Audit Committee meet the independence requirements for Audit Committee members under Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

The current members of each of the Board committees and committee Chairs are set forth in the following chart.

Name of Director	Audit	Human Capital Management	Nominating and Corporate Governance
Carsten Boess	C†
Noreen Henig, M.D.	X		C
Edward M. Kaye, M.D.		C	X
Jean Kim	X
Tamar Thompson		X	X
Troy Wilson, Ph.D., J.D.		X
____________________
C    Committee Chair
†    Audit Committee Financial Expert
Audit Committee
The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:
•appointing our independent registered public accounting firm;
•evaluating the qualifications, independence and performance of our independent registered public accounting firm;
•approving the audit and non-audit services to be performed by our independent registered public accounting firm;
•reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;
•discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;
•reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•reviewing on a periodic basis, or as appropriate, any investment policy and recommending to the Board any changes to such investment policy;
•reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations;
•preparing the report that the SEC requires in our annual proxy statement;
•reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics;
•providing oversight of cybersecurity and other information technology risks, overseeing management's implementation of our cybersecurity risk management program, and reviewing with management periodic reports regarding our cybersecurity risk; and
•reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.
The members of our Audit Committee are Mr. Boess, Dr. Henig and Ms. Kim. Mr. Boess serves as the Chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. The Board has determined that Mr. Boess is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The Board has determined that each of Mr. Boess, Dr. Henig and Ms. Kim are independent under the applicable rules of the SEC and Nasdaq.

All members of our Audit Committee are independent under Nasdaq rules and Rule 10A-3. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, which the Audit Committee will evaluate and review at least annually. The Audit Committee met four times during 2025. Both our external auditor and internal financial personnel meet privately with the Audit Committee and have unrestricted access to this committee.
Human Capital Management Committee
The Human Capital Management Committee reviews, approves and recommends to the Board policies relating to compensation and benefits of our officers, employees and directors. The Human Capital Management Committee reviews corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The Human Capital Management Committee also reviews and approves or makes recommendations to the Board regarding the issuance of stock options and other awards under our equity plan. In addition, the Human Capital Management Committee periodically reviews and recommends to the Board compensation for service on the Board and any committees of the Board. The Human Capital Management Committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time as further described in its charter. The Human Capital Management Committee will review and evaluate, at least annually, its charter, as well as review and evaluate, at least annually, the performance of the Human Capital Management Committee and its members, including compliance by the committee with its charter.
The members of our Human Capital Management Committee are Dr. Kaye, Ms. Thompson and Dr. Wilson. Dr. Kaye serves as the Chair of the committee. Our Board has determined that each member of this committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Human Capital Management Committee met four times during 2025.
Compensation Committee Interlocks and Insider Participation
None of the members of our Human Capital Management Committee is currently, or has at any time been, one of our officers or employees, with the exception of Dr. Wilson, who served as our President and Chief Executive Officer until his resignation in February 2019. None of our executive officers currently serves, or has served during the past fiscal year, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our Board or Human Capital Management Committee.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for assisting the Board in discharging the Board’s responsibilities regarding the identification of qualified candidates to become Board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on the Board and any committees thereof. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to the Board concerning governance matters and oversight of the evaluation of the Board. The members of our Nominating and Corporate Governance Committee are Dr. Henig, Dr. Kaye and Ms. Thompson. Dr. Henig serves as the Chair of the committee. The Board has determined that each member of this committee is independent under the applicable rules and regulations of Nasdaq relating to Nominating and Corporate Governance Committee independence. The Nominating and Corporate Governance Committee operates under a written charter, which the Nominating and Corporate Governance Committee will review and evaluate at least annually. The Nominating and Corporate Governance Committee met three times during 2025.

ITEM 11.    Executive Compensation
Executive Compensation and Other Information
Compensation Discussion Analysis
This compensation discussion and analysis discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below, whom we refer to as our “named executive officers” or "NEOs." For 2025, our named executive officers and their positions were as follows:
•Sarah Boyce, President and Chief Executive Officer
•Michael F. MacLean, Chief Financial Officer
•Charles Calderaro III, Chief Technical Officer
•Kathleen Gallagher, Chief Program Officer
•Eric Mosbrooker, Chief Commercial Officer
This compensation discussion and analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide. In addition, we explain how and why the Human Capital Management Committee and our Board arrived at specific compensation policies and decisions involving our executive officers during the fiscal year ended December 31, 2025.
Overview of 2025 Executive Compensation Decisions
In general, our named executive officers’ total compensation is tied directly to corporate and individual performance. Specific elements of our executive compensation program that demonstrate our pay-for-performance philosophy include:
•The performance measures in our short-term cash incentive program are linked to key corporate objectives;
•Our named executive officers' annual bonus opportunities are dependent entirely on corporate achievement of performance goals and individual achievement; and
•Our long-term equity incentives are provided in the form of stock options and restricted stock units, or RSUs, each of which vest over multi-year periods, and, when appropriate, performance stock units, or PSUs.
In determining the named executive officers' total compensation for 2025, the Human Capital Management Committee considered conditions affecting the biotechnology industry in light of corporate progress. The primary elements of our total direct compensation program for the named executive officers and a summary of the actions taken by the Human Capital Management Committee during 2025 are set forth below.

Market-Based Base Salary Increases for NEOs
•Our named executive officers received base salary increases for 2025 consistent with our pay positioning philosophy of targeting total cash compensation above the market median, placing their salary levels between the approximate 50th and 75th percentiles of similarly-situated executives at comparable companies based on our peer group.

Annual Cash Incentives Paid Based on Performance
•Based on our achievement relative to our corporate performance goals during 2025, our named executive officers’ annual incentives tied to corporate performance were paid out at 150% of target.
•Our named executive officers' annual incentives tied to corporate performance are subject to further adjustment based on individual performance, as determined by our Human Capital Management Committee on a case-by-case basis, with the resulting individual performance multiplier, if any, applied to determine the final annual incentive payout.

Long-Term Incentive Compensation Vesting Over Multi-Year Periods or Based on Key Performance Objectives
•Our named executive officers receive annual awards of stock options and RSUs, each of which vest over four year periods.
•Stock options are an important vehicle for tying executive pay to performance, because they deliver future value only if the value of our common stock increases above the exercise price. As a result, they provide strong incentives for our executive officers to increase the value of our common stock over the long term, and they tightly align the interests of our executives with those of our stockholders.
•RSU awards are granted because they are less dilutive to our stockholders, as fewer shares of our common stock are granted to achieve an equivalent value relative to stock options, and because RSU awards are an effective retention tool that maintain value even in cases where the share price is trading lower than the initial grant price.
•In connection with his commencement of employment, Mr. Calderaro received a special equity award consisting of a number of PSUs intended to approximate his annual target equity award value (if such awards were granted solely in the form of full value awards). The PSUs vest in three equal tranches based on achievement of three key goals related to our del-desiran, del-brax and del-zota candidates, each of which must be achieved prior to December 31, 2029.

Our Executive Compensation Practices
We endeavor to maintain sound executive compensation policies and practices consistent with our executive compensation philosophy. The following table highlights some of our executive compensation policies and practices, which are structured to drive performance and align our executives’ interests with our stockholders’ long-term interests:

WHAT WE DO

✓ Pay for Performance. We design our executive compensation program to align pay with company performance.

✓ Significant Portion of Compensation is at Risk. Under our executive compensation program, a significant portion of compensation is “at risk” based on our performance, including short-term cash incentives and long-term cash and equity incentives, to align the interests of our executive officers and stockholders.

✓ Independent Compensation Committee. The Human Capital Management Committee is comprised solely of independent directors.

✓ Independent Compensation Advisor Reports Directly to the Human Capital Management Committee. The Human Capital Management Committee engages its own compensation consultant to assist with making compensation decisions.

✓ Annual Market Review of Executive Compensation. The Human Capital Management Committee and its compensation consultant annually assess competitiveness and market alignment of our compensation plans and practices.

✓ Multi-Year or Performance Vesting Requirements. The equity awards granted to our executive officers vest over multi-year periods or based on performance goals tied to key corporate objectives, consistent with current market practice and our retention objectives.

✓ Minimize Inappropriate Risk Taking. Our compensation program is weighted toward long-term incentive compensation to discourage short-term risk taking, and it includes goals that are quantifiable with objective criteria, multiple performance measures and caps on short-term incentive compensation.

✓ “Double Trigger” Change in Control Cash Severance Benefits. The employment agreements with our named executive officers do not include any “single trigger” change in control cash severance benefits.

✓ Competitive Peer Group. Our Human Capital Management Committee selects our peers from biotechnology and pharmaceutical companies that are similar to us with respect to market capitalization, revenue, headcount, commercialization stage, and geographic region, while also taking into account a number of qualitative criteria.

✓ Clawback Policy. We maintain a clawback policy as required by SEC and Nasdaq rules to recover erroneously awarded incentive compensation from our current and former executive officers in the event of an accounting restatement.

WHAT WE DON’T DO

X  No Special Health or Welfare Benefits for Executives. Our executive officers participate in broad-based, company-sponsored health and welfare benefits programs on the same basis as our other employees. Executives do not have access to special benefits programs.

X No Post-Employment Tax Gross-Ups. We do not provide any post-employment tax reimbursement payments (including “gross-ups”) on any severance or change-in-control payments or benefits.

X  No Hedging Transactions by Employees or Directors. Our Insider Trading Compliance Policy and Procedures prohibits our employees (including executive officers) and directors from engaging in hedging or short-term speculative transactions involving our securities.

Compensation Philosophy and Objectives
We recognize that the ability to excel depends on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, the key objectives of our executive compensation program are:
•To attract, engage and retain an executive team who will provide leadership for our future success by providing competitive total pay opportunities.
•To establish a direct link between our business results, individual executive performance and total executive compensation.
•To align the interests of our executive officers with those of our stockholders.
Compensation Determination Process
Role of the Human Capital Management Committee
The Human Capital Management Committee of our Board develops, reviews and approves each of the elements of our executive compensation program. The Human Capital Management Committee also regularly assesses the effectiveness and competitiveness of our compensation programs.
In the first quarter of each year, the Human Capital Management Committee reviews the performance of each of our named executive officers during the previous year. At this time the Human Capital Management Committee also reviews our performance relative to the corporate performance goals set by the Board for the year under review and makes the final bonus payment determinations based on our overall corporate performance and the Human Capital Management Committee’s evaluation of each named executive officer’s performance for the year under review. In connection with this review, the Human Capital Management Committee also reviews and adjusts, as appropriate, annual base salaries for our named executive officers and grants, as appropriate, additional equity awards to our named executive officers and certain other eligible employees. The Chief Executive Officer also prepares a draft of the corporate performance goals for the current year for the Board to review and approve.
Role of Our Executive Officers
Our Chief Executive Officer, with the assistance and support of our Chief Human Resources Officer, our Chief Legal Officer and our human resources department, aids the Human Capital Management Committee by providing annual recommendations regarding the compensation of our named executive officers. The Human Capital Management Committee also, on occasion, meets with our Chief Executive Officer to obtain recommendations with respect to our compensation programs and practices generally. The Human Capital Management Committee considers, but is not bound to accept, the Chief Executive Officer’s recommendations with respect to named executive officer compensation.
Our Chief Executive Officer generally attends all of the Human Capital Management Committee meetings, but the Human Capital Management Committee also holds executive sessions that are not attended by any members of management or non-independent directors, as needed from time to time. Any deliberations or decisions regarding the compensation of our Chief Executive Officer are made without her present.

Role of Compensation Consultant and Comparable Company Information
The Human Capital Management Committee is authorized to retain the services of third-party compensation consultants and other outside advisors, from time to time, to assist in its evaluation of executive compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.
In 2025, the Human Capital Management Committee retained Alpine Rewards, LLC, or "Alpine", an independent third-party compensation consulting firm, for guidance in making compensation decisions and determining 2025 executive and director compensation. Specifically, the Human Capital Management Committee requested Alpine to advise it on a variety of compensation-related issues, including:
•conducting an analysis of current practices of comparable public companies to assist the Human Capital Management Committee in developing director and executive compensation levels;
•reviewing our peer group to determine whether additional or different peer companies or groups are necessary to provide appropriate information on market practices and compensation levels; and
•providing general information concerning director and executive compensation trends and developments.
Alpine did not provide any other services to us in 2025 beyond its engagement as an advisor to the Human Capital Management Committee on director, executive and non-executive compensation matters. The Human Capital Management Committee assessed the independence of Alpine pursuant to SEC and Nasdaq rules and concluded that no conflict of interest existed that would have prevented Alpine from serving as an independent consultant to the Human Capital Management Committee currently or during 2025.
Competitive Positioning
The Human Capital Management Committee reviews our peer group annually to reflect changes in market capitalization and other factors, including acquisitions, and revises the companies included in the peer group accordingly. For 2025, Alpine assisted the Human Capital Management Committee in identifying an appropriate peer group of companies for use as a reference when determining 2025 director and executive compensation. The peer group identified below was selected in September 2025 for purposes of setting 2026 compensation and the selection criteria identified below were measured at such date.
The identified peer group consisted of 20 life sciences companies in similar phases of development as our company. This peer group was selected based on the following parameters and not on the basis of the compensation levels of executives at the companies within this group:

MARKET CAPITALIZATION
•Generally, between $1.5 billion to $10.0 billion as of August 2025, representing a range of 0.3x to 3.0x of our market capitalization at the time the peer group was established (approximately $4.2 billion).

SECTOR AND STAGE
•US-based, late-stage clinical bio/pharma companies and early commercial companies where applicable.
•Emphasis on companies with a similar therapeutic focus to ours, where possible.
•Emphasis on Phase 3 companies to reflect our Phase 3 stage of development for our lead product candidate at the time the peer group was selected.

HEADCOUNT	•Companies with over 150 employees (~0.3x Avidity’s FYE’25 headcount)
GEOGRAPHIC LOCATION	•Focused on West Coast or other biotech “hub” locations that reflect our talent market.

For 2025, this peer group consisted of the following companies:

ACADIA Pharmaceuticals	Ionis Pharmaceuticals
Arrowhead Pharmaceuticals	Kymera Therapeutics
BridgeBio Pharma	Madrigal Pharmaceuticals
Crinetics Pharmaceuticals	Nuvalent
CRISPR Therapeutics	Revolution Medicines
Cytokinetics	Rhythm Pharmaceuticals
Denali Therapeutics	Soleno Therapeutics
Halozyme Therapeutics	Ultragenyx Pharmaceutical
ImmunityBio	Vaxcyte
Immunovant	Xenon Pharmaceuticals
Our Human Capital Management Committee reviewed the foregoing comparable company data in connection with its determinations of the 2025 base salaries, total target cash and company-issued equity ownership for our named executive officers. The Human Capital Management Committee attempts to set total direct compensation opportunities for the named executive officers generally between the 50th and 75th percentiles, with a greater emphasis on performance-based and equity-based compensation. The Human Capital Management Committee does not, however, rely entirely on that data to determine named executive officer compensation. Instead, as described above and consistent with past practice, the Human Capital Management Committee members rely on their judgment and experience in setting those compensation levels and making those awards. As a result, variations on this pay positioning occur from year to year.
We expect that the Human Capital Management Committee will continue to review comparable company data in connection with setting the compensation we offer our named executive officers to help ensure that our compensation programs are competitive and fair.
The compensation levels of the named executive officers reflect to a significant degree the varying roles and responsibilities of such executives. As a result of the Human Capital Management Committee’s and the Board's assessment of our Chief Executive Officer’s roles and responsibilities within our company, there are significant compensation differentials between our Chief Executive Officer and our other named executive officers.
Results of 2025 Say on Pay Vote
At the 2025 annual meeting of stockholders, our stockholders voted, on an advisory basis, to approve our executive compensation, with approximately 76% of votes cast on the proposal voting in favor. The Human Capital Management Committee took the results of the advisory vote into consideration in making its executive compensation decisions for 2026, but its awareness of the advisory vote did not affect the committee’s decisions. The say on pay vote is advisory and, therefore, not binding on the Board or on the Company; however, because our stockholders will vote again, on an advisory basis, at the Annual Meeting on whether to approve our executive compensation, the Human Capital Management Committee intends to consider the results of the 2025 say on pay vote in future compensation decisions.
Executive Compensation Components
The following describes each component of our executive compensation program, the rationale for each, and how compensation amounts are determined.
Base Salaries
In general, base salaries for our named executive officers are initially established through a market assessment of total compensation, taking into account such executive’s qualifications, experience and compensation expectations. Base salaries of our named executive officers are approved and reviewed annually by our Human Capital Management Committee and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance. This strategy is consistent with our intent of offering compensation that is cost-effective, competitive and contingent on the achievement of performance goals.

In January 2025, the Human Capital Management Committee reviewed the base salaries of our named executive officers. The Human Capital Management Committee, in consultation with our Chief Executive Officer (with respect to the salaries of our other named executive officers) and its independent compensation consultant, determined that the base salaries of our named executive officers would be as follows, which increases were effective January 1, 2025:

Named Executive Officer	2025 Base Salary	Percentage Increase from 2024
Sarah Boyce	$758,900	15.0%
Michael F. MacLean	$530,100	8.0%
Kathleen Gallagher	$467,400	5.0%
Eric Mosbrooker	$483,000	5.0%
Charles Calderaro III (1)	$515,000	N/A
____________________
(1)Mr. Calderaro joined the Company in January 2025 and earned the portion of his base salary representing the amount of time during 2025 he was employed by the Company, which amount is reported in the "2025 Summary Compensation Table" below.
The foregoing increases placed our named executive officers’ salaries generally between the 50th and 75th percentile of similarly situated executives. The actual base salaries paid to all of our named executive officers for 2025 are set forth in the “2025 Summary Compensation Table” below.
Performance Bonuses
Overview of Performance Bonuses
Each named executive officer is also eligible for a performance bonus based upon the achievement of pre-determined corporate performance goals approved by our Human Capital Management Committee. Bonus targets are established based on percentages of the executives’ respective base salaries for the relevant bonus year. The target levels for executive bonuses in 2025 were as follows: 60% of base salary for Ms. Boyce and 45% of base salary for each of Mr. MacLean, Ms. Gallagher, Mr. Mosbrooker and Mr. Calderaro. The actual bonuses awarded in any year, if at all, may be more or less than the target, depending on the achievement of corporate objectives.
The Human Capital Management Committee and the Board each year approves the corporate goals and milestones for the upcoming year, after considering recommendations from management and the company’s strategic objectives. For 2025, each named executive officer was eligible for a performance bonus based upon the achievement of certain corporate performance goals and objectives approved by our Board in December 2024. These performance goals and objectives were used as a guide by our Human Capital Management Committee in determining overall corporate performance for these executives as they represented those areas in which they were expected to focus their efforts during the year.
All final bonus payments to our named executive officers are determined by our Human Capital Management Committee.
2025 Corporate Performance Goals
The corporate goals for 2025 fell into the following categories: (i) BLA submission and achieve US launch readiness for del-zota, (ii) scale our operations for pipeline and commercial advancements, (iii) advance and execute global launch strategy for del-desiran, (iv) advance and execute global launch strategy for del-brax, (v) advance research pipeline and platform technology, and (vi) continue to evolve our patient focused culture.
The 2025 performance goals were set at levels such that the attainment of executive target annual cash incentive award opportunities was not assured at the time they were established and would require a high level of effort and execution on the part of the executive officers and others in order to achieve the goals. The Human Capital Management Committee also specified a “stretch” weighting for certain clinical goals, corresponding to additional credit that could be achieved for those goals in the event of over performance in that area, generally representing up to an additional 50% in the aggregate of the target level for the corporate goals.

To determine the actual attainment of the corporate goals established for 2025, the Human Capital Management Committee employed a holistic analysis that took into account both the extent to which the performance goals had been achieved or exceeded as well as the relative difficulty of achieving the goals that were met and that were only partially met. In late 2025, in light of our strong performance against the objectives set by the Human Capital Management Committee, the Human Capital Management Committee determined our corporate performance percentage to be 150% of the target performance level for 2025. In coming to this determination, the Human Capital Management Committee noted the strong performance of the Company against the corporate goals, corporate stretch goals, and Company achievements not contemplated by any pre-established goals.
This 150% achievement level was applied to each named executive officer’s target bonus level.
The annual bonuses paid to our named executive officers for 2025 are set forth in the Summary Compensation Table below.
Equity-Based Incentive Awards
The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers and all employees, non-employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment over multiple years, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards. In determining the size of the long-term equity incentives to be awarded to our named executive officers, we take into account a number of internal factors, such as the relative job scope, the value of existing long-term incentive awards, individual performance history, prior contributions to us, the size of prior grants as well as comparable company information, as described below. We have had no program, plan or practice pertaining to the timing of stock option grants to named executive officers coinciding with the release of material non-public information.
We use equity awards to compensate our named executive officers both in the form of initial grants in connection with the commencement of employment and annual refresher grants. Our Human Capital Management Committee typically approves annual equity awards during the first quarter of each year. While we intend that the majority of stock awards to our employees be made pursuant to initial grants or our annual grant program, the Human Capital Management Committee retains discretion to make equity awards to employees at other times, including in connection with the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management or the Human Capital Management Committee.
Equity Vehicles
Annual equity awards are granted under our 2020 Incentive Award Plan, or the "2020 Plan", using a mix of different equity instruments to further its goal of attracting and retaining top performers and to balance the relative advantages of different instruments. During 2025, we granted our named executive officers stock options and RSUs. Stock options are an important vehicle for tying executive pay to performance, because they deliver future value only if the value of our common stock increases above the exercise price. As a result, they provide strong incentives for our executive officers to increase the value of our common stock over the long term, and they tightly align the interests of our executives with those of our stockholders.
The exercise price of each stock option grant is the fair market value of our common stock on the grant date, as determined by our Board from time to time. Option awards granted at the time of commencement of employment generally vest as to 25% of the award on the first anniversary of the vesting commencement date, with the remainder vesting in equal monthly installments over a three-year period thereafter. Option awards granted as part of our ongoing, annual award program generally vest in equal monthly installments over a four-year period. From time to time, our Human Capital Management Committee may, however, determine that a different vesting schedule is appropriate.
We also grant RSUs to our named executive officers. Like option awards, RSUs are an important vehicle for tying executive pay to performance, since the award value upon vesting is tied directly to the value of our common stock. RSUs also complement stock option awards in the total mix of long term incentive awards because they are less dilutive to our stockholders, as fewer shares of our common stock are granted to achieve an equivalent value relative to stock options. RSUs serve as an important retention tool since they vest in four equal annual installments. From time to time, our Human Capital Management Committee may, however, determine that a different vesting schedule is appropriate.

In 2025, we granted PSUs to Mr. Calderaro in connection with his commencement of employment to further align his compensation opportunities with our other executive officers and with company objectives intended to drive long-term stockholder value. Like RSUs, the award value upon vesting is tied directly to the value of our common stock. PSUs provide a performance-based component to our named executive officers’ long-term incentive opportunities to complement the service-based vesting requirements applicable to the options and RSUs we also grant.. The PSUs vest in three equal tranches based on key goals related to our del-desiran, del-brax and del-zota candidates, each of which must be achieved prior to December 31, 2029. In the event of his termination of employment, any unearned PSUs will be forfeited. The PSUs are eligible to vest in full upon a change in control.
2025 Annual Equity Awards
Generally, the Human Capital Management Committee determines the value of each executive officer’s annual equity grant using competitive market analysis prepared by Alpine with market data for each role, the recommendations of our Chief Executive Officer based on her evaluation of individual performance (except with respect to her own performance), the extent to which the executive officer is currently vested in his or her stock awards, the scope and criticality of the executive’s role and parity in targets among executives in roles of a given level.
In January 2025, the Human Capital Management Committee approved the ordinary course annual equity awards for our named executive officers with approximately 67% of the total value of the awards allocated in the form of options and 33% in the form of RSUs. The equity awards granted to our named executive officers in the first quarter of each year are generally intended to align with the 75th percentile of our peers. The equity awards granted to our named executive officers for 2025 are set forth in the “Grants of Plan-Based Awards" table below, each of which vests over four years in accordance with the standard vesting schedules described above.
2025 New Hire Equity Awards to Mr. Calderaro
In connection with his commencement of employment, Mr. Calderaro was granted stock options, RSUs and PSUs, as reflected in the “Grants of Plan-Based Awards Table” below.
Acceleration of Certain Awards in Connection with Merger
In connection with the Merger, certain employees of the Company (including certain of its named executive officers) may become entitled to payments and benefits that may be treated as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (“Section 280G” and the “Code,” respectively). To mitigate the potential impact of Section 280G and Section 4999 of the Code on the Company and its applicable executive officers, on December 14, 2025, the Board approved the acceleration into December 2025 of the vesting and payments of certain equity awards that otherwise would have been payable to Ms. Boyce, Ms. Gallagher, Mr. Calderaro, and Mr. Mosbrooker on or prior to the closing of the Merger or otherwise in 2026. These actions were intended to benefit us by preserving potential compensation-related corporate income tax deductions for us that otherwise might be disallowed through the operation of Section 280G and to mitigate the amount of excise tax that may be payable by the NEO pursuant to Section 4999 of the Code. The approved accelerated vesting consisted of the following forms, to the extent applicable to each NEO: (a) vesting and settlement in shares of our common stock of certain restricted stock units held by the NEO (“Accelerated RSUs”); and/or (b) vesting and settlement in shares of certain performance-vesting restricted stock units (“Accelerated PSUs”) held by the NEOs.
The Accelerated RSUs and Accelerated PSUs (collectively, the “Accelerated Amounts”) represent payments or amounts the NEO otherwise would have been entitled to receive upon the consummation of the Merger or otherwise in 2026. Therefore, there will be no duplication of payments. All Accelerated Amounts will be reduced by applicable tax withholdings and are subject to the terms of the Accelerated Payments and Clawback Agreements (described below).
Specifically, the Board approved for each NEO the following accelerated vesting:
• For Ms. Boyce, 31,000 Accelerated PSUs.
• For Ms. Gallagher, 72,000 Accelerated PSUs and 16,982 Accelerated RSUs.
• For Mr. Calderaro, 23,250 Accelerated PSUs.
• For Mr. Mosbrooker, 72,000 Accelerated PSUs and 22,500 Accelerated RSUs.

In connection with the accelerated vesting and payments described above, each NEO signed an Accelerated Payments and Clawback Agreement providing that the NEO’s accelerated payments are subject to certain repayment conditions. Generally, if an NEO’s employment is terminated for “cause” or voluntarily by the Affected Executive other than for “good reason” prior to the date on which the applicable payment would have been made (or, if later, prior to December 31, 2029, in the case of the Accelerated PSUs) but for the payment of the relevant Accelerated Amount, then the NEO would be required to repay to us the applicable Accelerated Amount.
Health, Welfare, and Retirement Benefits
Health and Welfare Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on generally the same basis as all of our other employees. We do, however, pay the premiums for term life insurance for all of our employees, including our named executive officers.
Retirement Savings
We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which is $24,500 for calendar year 2026. Participants that are 50 years or older can also make “catch-up” contributions which, in calendar year 2026, was up to an additional $8,000 above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee. We also match employee contributions under the 401(k) plan in the amount of 100% of employee contributions up to 4% of their eligible compensation.
Other Benefits
Our Board may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests. We generally do not provide significant perquisites or personal benefits to our named executive officers.
Post-Termination and Change in Control Benefits
Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a change in control of our company. The employment agreements with each of our named executive officers provide for accelerated vesting of all outstanding equity awards, as well as certain other benefits upon a qualifying termination in connection with a change in control of our company. For additional discussion, please see “Employment Agreements with Our Named Executive Officers” below.
Prohibition on Certain Transactions in Avidity Securities
Our Insider Trading Compliance Policy and Procedures prohibits our named executive officers, and entities controlled by such individuals and members of their households, from making short sales in our equity securities, transacting in puts, calls or other derivative securities involving our equity securities, on an exchange or in any other organized market, engaging in hedging transactions, purchasing our securities on margin or pledging our securities as collateral for a loan.
Tax and Accounting Considerations
Deductibility of Executive Compensation
The Human Capital Management Committee and our Board have considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for “covered employees.” While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the Human Capital Management Committee, however, retains the discretion to approve compensation that may not qualify for the compensation deduction if, considering all applicable circumstances, it would be in our best interest for such compensation to be paid without regard to whether it may be tax deductible.
Accounting for Stock-Based Compensation
Under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or “ASC 718”, we are required to estimate the grant date “fair value” for each grant of equity award using various assumptions. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. ASC 718 also requires us to recognize the compensation cost of stock-based awards in our income statements over the period that an employee is required to render service in exchange for the award.
Risk Assessment of Compensation Program
In 2025, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our Human Capital Management Committee.
Policy for Recovery of Erroneously Awarded Compensation
In September 2023, the Human Capital Management Committee adopted a new Policy for Recovery of Erroneously Awarded Compensation, or the Clawback Policy, that is intended to satisfy new applicable SEC and Nasdaq rules, and can be accessed in this annual report. The Clawback Policy applies to all incentive-based compensation received by our current and former executive officers on or after October 2, 2023. As set forth in the Clawback Policy, if such compensation is later determined to have been erroneously awarded in the event of an accounting restatement of our financial statements, the Human Capital Management Committee is required to administer the recovery of the applicable compensation. Persons covered under the Clawback Policy are not entitled to indemnification in connection with enforcement of the Clawback Policy. Each of our named executive officers has executed an acknowledgment agreement conditioning receipt of compensation on adherence to the Clawback Policy.
Equity Award Timing Policies and Practices
Equity awards to employees are typically granted in connection with the Company’s annual award process in the first quarter of each year, as well as to new hires in connection with their commencement of employment. We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Human Capital Management Committee before granting an equity award, it will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety. For all stock option awards, the exercise price is the closing price of our common stock on the Nasdaq Stock Market on the date of the grant (or if the grant date is not a trading day, then on the immediately preceding trading day).
The following table sets forth information regarding option grants made to our NEOs during 2025 within the period commencing four business prior to and ending one business day following the filing by us of a Form

10-K, Form 10-Q or Form 8-K containing material non-public information as required under Item 4.02(x) of Regulation S-K:

Name	Grant Date	Number of Securities Underlying the Award(1)	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award ($)(2)	Percentage Increase (Decrease) in the Closing Market Price of the Securities Underlying the Award between the Trading Day Ending Immediately Prior to the Disclosure of Material Non-public Information and the Trading Day Beginning Immediately Following the Disclosure of Material Non-public Information
Sarah Boyce	1/6/2025	165,000	31.42	$3,600,036	(4.32)%
Michael F. MacLean	1/6/2025	50,000	31.42	$1,090,920	(4.32)%
Kathleen Gallagher	1/6/2025	50,000	31.42	$1,090,920	(4.32)%
Eric Mosbrooker	1/6/2025	50,000	31.42	$1,090,920	(4.32)%
Charles Calderaro III	1/6/2025	80,000	31.42	$1,751,760	(4.32)%
____________________
(1)Represents stock options that vest and become exercisable in equal monthly installments over the four-year period following the grant date until fully vested at the fourth anniversary of the vesting commencement date, subject to the individual’s continued service through each vesting date.
(2)Represents the grant date fair value of the option awards granted in 2025. In accordance with SEC rules, this column reflects the aggregate fair value of the awards granted to the NEOs computed as of the applicable grant date in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 8 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025. This amount does not reflect the actual economic value that will be realized by the NEOs upon the vesting or exercise of the awards or the sale of the common stock underlying such awards.
Compensation Committee Report
The Human Capital Management Committee of our board of directors, which performs functions equivalent to a compensation committee, has submitted the following report for inclusion in this annual report:
The Human Capital Management Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the Human Capital Management Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.
This report of the Human Capital Management Committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The foregoing report has been furnished by the Human Capital Management Committee.
Respectfully submitted,
The Human Capital Management Committee of the Board of Directors
Edward M. Kaye, M.D. (Chair)
Tamar Thompson
Troy Wilson, Ph.D., J.D.

Compensation Tables
2025 Summary Compensation Table
The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered for the years ended December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Sarah Boyce	2025	758,900	—		3,480,300	3,600,036	683,010	24,025	8,546,271
President and Chief Executive Officer	2024	659,900	—		10,748,480	2,157,090	594,000	17,010	14,176,480
	2023	634,500	—		2,766,000	7,374,840	349,000	15,379	11,139,719
Michael F. MacLean	2025	530,100	—		785,500	1,090,920	357,818	14,945	2,779,283
Chief Financial Officer	2024	490,800	—		3,340,440	762,172	331,300	17,010	4,941,722
	2023	471,900	—		1,072,695	2,728,691	188,760	14,082	4,476,128
Kathleen Gallagher	2025	467,400	—		2,848,300	1,090,920	315,495	16,704	4,738,819
Chief Program Officer
Eric Mosbrooker	2025	483,000	—		2,848,300	1,090,920	326,025	4,745	4,752,990
Chief Commercial Officer
Charles Calderaro III	2025	515,000	201,200	(4)	4,459,503	1,751,760	347,625	19,205	7,294,293
Chief Technical Officer
____________________
(1)Represents the grant date fair value of RSU, PSU and option awards granted in the applicable fiscal year. In accordance with SEC rules, these columns reflect the aggregate fair value of the awards granted to our NEOs computed as of the applicable grant date in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025. The amounts shown also include incremental expense associated with the modification of certain PSU awards on December 17, 2025, as follows: $888,150 for Ms. Boyce, $2,062,800 for Ms. Gallagher, $2,062,800 for Mr. Mosbrooker, and $940,463 for Mr. Calderaro. This amount does not reflect the actual economic value that will be realized by the named executive officers upon the vesting or exercise of the awards or the sale of the common stock underlying such awards. The PSU awards granted in 2024 are valued at target, which also represents the maximum performance level under such 2024 PSUs. If the PSU awards granted to Mr. Calderaro during 2025 were valued at maximum, the amounts shown in this column for 2025 for such PSU awards would be $2,262,240.
(2)Represents annual bonuses for the applicable year under our annual bonus plan, as described above.
(3)For 2025, this includes (i) life insurance premiums of $1,367 for each NEO, (ii) 401(k) matching contributions for each NEO and (iii) a work from home stipend in the amount of $1,800 for each NEO.
(4)Represents a one-time signing bonus paid to Mr. Calderaro in connection with his commencement of employment with us.

2025 Grants of Plan-Based Awards
The following table sets forth summary information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2025.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stocks (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value For Stock and Option Awards ($)(6)
		Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Sarah Boyce	—	—	455,340	683,010	—	—		—	—		—		—	—
	1/6/2025	—	—	—	—	—		—	—		165,000	(4)	31.42	3,600,036
	1/6/2025	—	—	—	—	—		—	82,500	(3)	—		—	2,592,150
	12/17/2025	—	—	—	—	31,000	(7)	—	—		—		—	888,150
Michael F. MacLean	—	—	238,545	357,818	—	—		—	—		—		—	—
	1/6/2025	—	—	—	—	—		—	—		50,000	(4)	31.42	1,090,920
	1/6/2025	—	—	—	—	—		—	25,000	(3)	—		—	785,500
Kathleen Gallagher	—	—	210,330	315,495	—	—		—	—		—		—	—
	1/6/2025	—	—	—	—	—		—	—		50,000	(4)	31.42	1,090,920
	1/6/2025	—	—	—	—	—		—	25,000	(3)	—		—	785,500
	12/17/2025	—	—	—	—	72,000	(7)	—	—		—		—	2,062,800
Eric Mosbrooker	—	—	217,350	326,025	—	—		—	—		—		—	—
	1/6/2025	—	—	—	—	—		—	—		50,000	(4)	31.42	1,090,920
	1/6/2025	—	—	—	—	—		—	25,000	(3)	—		—	785,500
	12/17/2025	—	—	—	—	72,000	(7)	—	—		—		—	2,062,800
Charles Calderaro III	—	—	231,750	347,625	—	—		—	—		—		—	—
	1/6/2025	—	—	—	—	—		—	—		80,000	(5)	31.42	1,751,760
	1/6/2025	—	—	—	—	—		—	40,000	(3)	—		—	1,256,800
	1/6/2025	—	—	—	—	72,000	(2)	—	—		—		—	2,262,240
	12/17/2025	—	—	—	—	23,250	(7)	—	—		—		—	940,463
____________________
(1)Represents the target annual bonus payouts pursuant to our annual bonus program, as described above.
(2)Represents PSUs granted to Mr. Calderaro that vest in three equal tranches based on achievement of three key goals related to our del-desiran, del-brax, and del-zota product candidates, each of which must be achieved prior to December 31, 2029. The PSUs are eligible to vest in full upon a change in control. Mr. Calderaro's PSUs were granted under our Inducement Plan (as defined below).
(3)Represents RSUs that vest in equal annual installments on each of the first four anniversaries of the grant date, subject to the individual’s continued service through each vesting date. In addition, the employment agreements with our NEOs provide for accelerated vesting under certain circumstances. For additional discussion, please see “Employment Agreements with Our Named Executive Officers” below. The RSUs that were granted on January 6, 2025 were approved by our Human Capital Management Committee on January 3, 2025. Except for Mr. Calderaro's RSUs, which were granted under our Inducement Plan, all RSUs awarded in 2025 were granted under our 2020 Plan.
(4)Represents stock options that vest and become exercisable in equal monthly installments over the four-year period following the grant date until fully vested at the fourth anniversary of the vesting commencement date, subject to the individual’s continued service through each vesting date. In addition, the employment agreements with our NEOs provide for accelerated vesting under certain circumstances. For additional discussion, please see “—Employment Agreements with Our Named Executive Officers” below. The stock options that were granted on January 6, 2025 were approved by our Human Capital Management Committee on January 3, 2025. These stock options were granted under our 2020 Plan.
(5)Represents stock options that vest and become exercisable as follows: 25% of the shares underlying the option vest on the one-year anniversary of the grant date, and the remaining shares vest in equal monthly installments thereafter until fully vested at the fourth anniversary of the vesting commencement date, subject to Mr. Calderaro’s continued service through each vesting date. In addition, the employment agreement with Mr. Calderaro provides for accelerated vesting under certain circumstances. For additional discussion, please see “—Employment Agreements with Our Named Executive Officers” below. The stock options that were granted to Mr.

Calderaro on January 6, 2025 were approved by our Human Capital Management Committee on January 3, 2025. Mr. Calderaro’s stock options were granted under our Inducement Plan (as defined below).
(6)Represents the grant date fair value of the stock and option awards granted in 2025. In accordance with SEC rules, this column reflects the aggregate fair value of the awards granted to the NEOs computed as of the applicable grant date in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 8 to these consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025. This amount does not reflect the actual economic value that will be realized by the NEOs upon the vesting or exercise of the awards or the sale of the common stock underlying such awards.
(7)Represents the number of PSUs that were accelerated and became vested at target performance levels in December 2025 pursuant to the Board-approved acceleration of certain equity awards in connection with the Merger. For additional discussion, please see “—Acceleration of Certain Awards in Connection with the Merger” above.
Employment Agreements with Our Named Executive Officers
In August 2024, our Human Capital Management Committee approved and adopted amended and restated employment agreements for each of our then-current executive officers. Below are written descriptions of those employment agreements, in addition to the employment agreement of Mr. Calderaro, who joined the Company in January 2025. Each of our named executive officers' employment is “at will” and may be terminated at any time.
Amended and Restated Employment Agreement with Ms. Boyce
We have entered into an employment agreement with Ms. Boyce, which governs the terms of Ms. Boyce’s employment. Ms. Boyce serves as our President and Chief Executive Officer. Ms. Boyce’s agreement sets forth her annual base salary and eligibility to receive an annual performance bonus.
Regardless of the manner in which Ms. Boyce’s employment terminates, she is entitled to receive amounts previously earned during her employment, including unpaid salary and cash out of unused vacation. In addition, Ms. Boyce is entitled to certain severance benefits under her employment agreement, subject to her execution of a release of claims and compliance with post-termination obligations.
Ms. Boyce’s employment agreement provides for severance benefits for certain terminations that arise during and outside a change of control period. Upon a termination without cause or resignation for good reason outside of a change of control period (as such terms are defined below), Ms. Boyce is entitled to: (i) continuation of her base salary for 18 months (such applicable period, the severance period), and (ii) payment of the COBRA premiums for her and her eligible dependents until the earliest of (a) the end the severance period, (b) expiration of her eligibility for continuation coverage under COBRA, or (c) the date she becomes eligible for health insurance coverage in connection with her new employment.
Upon a termination without cause or resignation for good reason within 59 days prior to or 24 months after a change of control (such period, the change of control period), Ms. Boyce is entitled to: (i) an amount equal to 24 months of her base salary, with 6 months of base salary paid in a lump sum and 18 months of base salary paid in 18 equal monthly installments, (ii) an amount equal to 200% of her target annual bonus for the year in which the termination occurs, paid in a lump sum, (iii) an amount equal to her prorated target annual bonus for the calendar year in which her termination occurs, paid in a lump sum, (iv) payment of the COBRA premiums for her and her eligible dependents until the earliest of (a) the end such 18-month period, (b) expiration of her eligibility for continuation coverage under COBRA, or (c) the date she becomes eligible for health insurance coverage in connection with her new employment, (v) an amount equal to the COBRA premiums for her and her eligible dependents for 6 months, paid in a lump sum, and (vi) accelerated vesting of any unvested time-based vesting equity awards. In addition, in the event that Ms. Boyce’s termination occurs after the occurrence of a change of control and after the conclusion of a calendar year in respect of her annual bonus has yet been paid, Ms. Boyce is entitled to her annual bonus for such completed calendar year based on actual performance, paid when annual bonuses are paid to the Company’s employees generally, but in all events prior to March 15 of the calendar year in which her termination occurs.
For purposes of Ms. Boyce’s employment agreement:
•“cause” means (i) executive’s willful failure substantially to perform executive’s duties and responsibilities to us or deliberate violation of our policy; (ii) executive’s commission of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to us; (iii) executive’s unauthorized use or disclosure of any proprietary information or trade secrets of ours or any other party to whom executive owes an obligation of nondisclosure as a result of executive’s relationship with us; or (iv) executive’s willful breach of any of executive’s obligations under any written agreement or covenant with us;
•“change of control” has the same meaning given to such term in our 2020 Plan; and
•“good reason” means executive’s resignation from employment with us if we take any of the following actions without executive’s prior written consent: (i) a material reduction in executive’s base salary or target bonus if such a reduction is not made in proportion to an across-the-board reduction for all senior executives; (ii) a material reduction or material adverse change in executive’s duties, responsibilities and/or authorities (including, following a change of control, Ms. Boyce ceasing to report to the board of directors of the ultimate parent entity of the Company and/or ceasing to serve as the chief executive officer of such ultimate parent company); (iii) relocation of executive’s principal place of employment to a place that increases executive’s one-way commute by more than 50 miles as compared to executive’s then-current principal place of employment immediately prior to such relocation; or (iv) any other action or inaction that constitutes a material breach by us of any agreement under which executive provides services.
Employment Agreements with Our Other NEOs
We have entered into employment agreements with each of Mr. MacLean, Ms. Gallagher, Mr. Mosbrooker, and Mr. Calderaro, which sets forth the terms of their employment. Each of their agreements sets forth their annual base salary and eligibility to receive an annual performance bonus.
Regardless of the manner in which their services terminate, Mr. MacLean, Ms. Gallagher, Mr. Mosbrooker, and Mr. Calderaro are entitled to receive amounts previously earned during their term of service, including unpaid salary and cash out of unused vacation. In addition, they are entitled to certain severance benefits under their employment agreement, subject to his execution of a release of claims and compliance with post-termination obligations.
Each employment agreement provides for severance benefits for certain terminations that arise during and outside a change of control period. Upon a termination without cause or resignation for good reason outside of a change of control period (as such terms are defined below), they are entitled to: (i) an amount equal to 12 months of their base salary, paid in a lump sum, and (ii) payment of the COBRA premiums for them and their eligible dependents until the earliest of (a) the end of the 12-month period following their termination, (b) expiration of their eligibility for continuation coverage under COBRA, or (c) the date they become eligible for health insurance coverage in connection with new employment.
Upon a termination without cause or resignation for good reason within 59 days prior to or 24 months after a change of control (such period, the change of control period), each executive is entitled to: (i) an amount equal to 18 months of their base salary, paid in a lump sum, (ii) an amount equal to 150% of their target annual bonus for the year in which the termination occurs, paid in a lump sum, (iii) an amount equal to their prorated target annual bonus for the calendar year in which their termination occurs, paid in a lump sum, (iv) payment of the COBRA premiums for them and their eligible dependents until the earliest of (a) the end of such 18-month period, (b) expiration of their eligibility for continuation coverage under COBRA, or (c) the date they become eligible for health insurance coverage in connection with new employment, and (v) accelerated vesting of any unvested time-based vesting equity awards. In addition, in the event that their termination occurs after the occurrence of a change of control and after the conclusion of a calendar year in respect of which no annual bonus has yet been paid, Mr. MacLean, Ms. Gallagher, Mr. Mosbrooker, and Mr. Calderaro are entitled to their annual bonus for such completed calendar year based on actual performance, paid when annual bonuses are paid to the Company’s employees generally, but in all events prior to March 15 of the calendar year in which their termination occurs.
In addition, in the event that Mr. MacLean is terminated for cause, he will have 3 months to exercise his vested stock options. Further, in the event that he is terminated without cause or he resigns for good reason, he will have 6 months to exercise his vested stock options. Notwithstanding the foregoing, in no event will any options remain exercisable beyond the original outside expiration date of such options.
For purposes of Mr. MacLean, Ms. Gallagher, Mr. Mosbrooker, and Mr. Calderaro’s employment agreements:
•“cause” has the same meaning as given to the term in Ms. Boyce’s employment agreement, as described above, except that, for Mr. MacLean, prong (i) in the definition of “cause” means executive’s willful failure substantially to perform executive’s duties and responsibilities to us causing material harm to the Company after written notice to executive specifying such failure and executive’s failure to cure within 60 days or deliberate violation of our written policy causing material harm to the Company;
•“change of control” has the same meaning as given to the term in Ms. Boyce’s employment agreement, as described above; and
•“good reason” means executive’s resignation from employment with us if we take any of the following actions without executive’s prior written consent: (i) a material reduction in executive’s base salary or target bonus if such a reduction is not made in proportion to an across-the-board reduction for all senior executives; (ii) a material reduction or material adverse change in executive’s duties, responsibilities and/or authorities, (and, for Mr. MacLean, a requirement that he report to someone other than the Company’s chief executive officer), including, following a change of control, the executive ceasing to report to the chief executive officer of the ultimate parent entity of the Company and/or ceasing to serve in the same C-suite position of such ultimate parent entity, provided, however, that prior to a change of control, it shall not constitute “good reason” if such reduction is a mere change of title alone or, for Dr. Flanagan, Ms. McCarthy, and Mr. Moriarty, a change in reporting relationship; (iii) relocation of executive’s principal place of employment to a place that increases executive’s one-way commute by more than 50 miles as compared to executive’s then-current principal place of employment immediately prior to such relocation; or (iv) any other action or inaction that constitutes a material breach by us of any agreement under which executive provides services.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth specified information regarding the outstanding equity awards held by our named executive officers at December 31, 2025.

	Option Awards							Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(4)
Sarah Boyce	12/18/2019	10/7/2019	386,015		—	1.24	12/18/2029	—		—	—		—
	2/2/2021	1/1/2021	300,000	(1)	—	22.34	2/2/2031	—		—	—		—
	1/21/2022	1/3/2022	416,145	(1)	8,855	14.22	1/21/2032	—		—	—		—
	1/20/2023	1/20/2023	291,666	(1)	108,334	22.47	1/20/2033	25,000	(3)	1,803,250	—		—
	9/11/2023	9/11/2023	112,500	(1)	87,500	6.57	9/11/2033	—		—	—		—
	1/20/2024	1/20/2024	143,750	(1)	156,250	10.16	1/20/2034	46,875	(3)	3,381,094	—		—
	10/30/2024	10/30/2024	—		—	—	—	—		—	203,000	(5)	14,642,390
	1/6/2025	1/6/2025	37,812	(1)	127,188	31.42	1/6/2035	82,500	(3)	5,950,725	—		—
Michael F. MacLean	2/2/2021	1/1/2021	92,000	(1)	—	22.34	2/2/2031	—		—	—		—
	1/21/2022	1/3/2022	128,515	(1)	2,735	14.22	1/21/2032	—		—	—		—
	1/20/2023	1/20/2023	107,916	(1)	40,084	22.47	1/20/2033	9,250	(3)	667,203	—		—
	9/11/2023	9/11/2023	27,750	(1)	32,375	6.57	9/11/2033	—		—	—		—
	1/20/2024	1/20/2024	50,791	(1)	55,209	10.16	1/20/2034	16,875	(3)	1,217,194	—		—
	10/30/2024	10/30/2024	—		—	—	—	—		—	72,000	(5)	5,193,360
	1/6/2025	1/6/2025	11,458	(1)	38,542	31.42	1/6/2035	25,000	(3)	1,803,250	—		—
Kathleen Gallagher	4/26/2021	4/26/2021	22,321	(2)	—	25.12	4/26/2031	—		—	—		—
	1/20/2022	1/3/2022	12,446	(1)	1,383	14.70	1/20/2032	—		—	—		—
	7/18/2022	7/18/2022	18,724	(1)	3,872	16.65	7/18/2032	—		—	—		—
	1/20/2023	1/20/2023	17,517	(1)	10,067	22.47	1/20/2033	—		—	—		—
	8/20/2023	8/20/2023	24,780	(1)	17,700	8.24	8/20/2033	—		—	—		—
	1/20/2024	1/20/2024	6,478	(1)	7,042	10.16	1/20/2034	12,250	(3)	883,593	—		—
	8/30/2024	8/30/2024	5,333	(1)	10,667	44.00	8/30/2034	1,250	(3)	90,163	—		—
	1/6/2025	1/6/2025	11,458	(1)	38,542	31.42	1/6/2035	18,750	(3)	1,352,438	—		—
Eric Mosbrooker	1/1/2024	1/1/2024	13,125	(1)	164,063	9.05	1/1/2034	20,000	(3)	1,442,600	—		—
	1/6/2025	1/6/2025	11,458	(1)	38,542	31.42	1/6/2035	12,500	(3)	901,625	—		—
Charles Calderaro III	1/6/2025	1/6/2025	—	(2)	80,000	31.42	1/6/2035	40,000	(3)	2,885,200	48,750	(5)	3,516,338
____________________
(1)The stock options vest and become exercisable in equal monthly installments over the four-year period following the vesting commencement date until fully vested at the fourth anniversary of the vesting commencement date, subject to the individual’s continued service through each vesting date. In addition, the employment agreements with our NEOs provide for accelerated vesting under certain circumstances. For additional discussion, please see “—Employment Agreements with Our Named Executive Officers” above.
(2)The stock options vest and become exercisable with respect to 25% of the underlying shares on the one-year anniversary of the vesting commencement date and monthly thereafter in equal installments until fully vested at the fourth anniversary of the vesting commencement date, subject to the individual’s continued service through each vesting date. In addition, the employment agreements with our NEOs provide for accelerated vesting under certain circumstances. For additional discussion, please see “—Employment Agreements with Our Named Executive Officers” above.
(3)The RSUs vest in equal annual installments over the four-year period following the vesting commencement date until fully vested at the fourth anniversary of the vesting commencement date, subject to the individual’s continued service through each vesting date. In addition, the employment agreements with our NEOs provide for accelerated vesting under certain circumstances. For additional discussion, please see “—Employment Agreements with Our Named Executive Officers” above.
(4)Market value is calculated by multiplying the number of RSU or PSU stock awards that have not vested by the closing price of our common stock on December 31, 2025, the last trading day of 2025, which was $72.13.
(5)The PSUs vest in three equal tranches based on achievement of three key achievements related to our del-desiran, del-brax, and del-zota product candidates, each of which must be achieved prior to December 31, 2029. In addition, the PSUs will vest upon a change in control.

Option Exercises and Stock Vested
The following table sets forth information regarding the options that were exercised and the RSUs and PSUs that vested during 2025 with respect to our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Sarah Boyce	75,000	3,639,135	121,625	5,023,845
Michael F. MacLean	—	—	35,250	1,089,430
Kathleen Gallagher	35,250	533,840	97,723	6,658,964
Eric Mosbrooker	137,812	4,853,541	94,500	6,363,815
Charles Calderaro III	—	—	23,250	1,670,978
____________________
(1)The amount shown for value realized on exercise of stock options equals (a) the number of shares of our common stock to which the exercise of the stock option related, multiplied by (b) the difference between the per-share market price of the shares on the date of exercise and the per-share exercise price of the option. If the stock acquired upon exercise was sold on the day of exercise, the market price was determined as the actual sales price of the stock. If the stock acquired upon exercise was not sold on the day of exercise, the market price was determined as the closing price of the stock on the Nasdaq Stock Market on the exercise date.
(2)The amount shown for the value realized on vesting equals (a) the number of shares of stock subject to awards of RSUs and PSUs, as applicable, that vested during 2025, multiplied by (b) the closing price of our common stock on the applicable vesting date. The amount also includes fair value of certain PSUs the vesting of which was accelerated in December 2025 in connection with the 280G mitigation actions taken in connection with the Merger.
Potential Payments Upon Termination or Change in Control
The following table summarizes the potential payments to our named executive officers in the scenarios listed in the table below. The table assumes that the termination of employment or change in control, as applicable, occurred on December 31, 2025. Except as described in the footnote below, the value of the accelerated vesting of option awards was computed using $72.13, which was the price of our common stock at

December 31, 2025, the last trading day of 2025 (less, in the case of option awards, the exercise price per share of such option awards).

Triggering Event	Cash Severance ($)(1)	Accelerated Equity Awards ($)(2)	Health Benefits ($)(3)	Total ($)
Sarah Boyce
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	1,138,350	—	51,149	1,189,499
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	2,428,480	52,267,254	68,198	54,763,932
CIC (No Termination)	—	14,642,390	—	14,642,390

Michael F. MacLean
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	530,100	—	11,562	541,662
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	1,152,968	18,142,813	17,343	19,313,124
CIC (No Termination)	—	5,193,360	—	5,193,360

Kathleen Gallagher
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	467,400	—	34,099	501,499
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	1,016,595	6,556,717	51,149	7,624,461
CIC (No Termination)	—	—	—	—

Eric Mosbrooker
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	483,000	—	34,099	517,099
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	1,050,525	14,262,364	51,149	15,364,038
CIC (No Termination)	—	—	—	—

Charles Calderaro III
Involuntary Termination Without Cause/Resignation for Good Reason Apart from a CIC	515,000	—	20,007	535,007
Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a CIC	1,120,125	9,658,338	30,011	10,808,474
CIC (No Termination)	—	3,516,338	—	3,516,338
____________________
(1)Represents cash severance payable upon an involuntary termination without cause or a resignation for good reason pursuant to the NEOs’ employment agreements. For Ms. Boyce, represents 18 months’ base salary (increased to 24 months’ base salary plus 200% of full target bonus in the event of such a termination within 59 days prior to or 24 months following a change of control (the "change of control period")) plus her 2025 target bonus (given she is entitled to a prorated bonus, but for purposes of this disclosure the termination is assumed to have occurred on December 31, 2025). For the other NEOs, represents 12 months’ base salary (increased to 18 months' base salary plus 150% of full target bonus in the event of such a termination within the change of control period plus their 2025 target bonus (given they are entitled to a prorated bonus, but for purposes of this disclosure the termination is assumed to have occurred on December 31, 2025)).
(2)These values are based on the fair market value of our common stock of $72.13 on December 31, 2025, the last trading day of 2025. In the case of unvested options, the value represents the excess of such fair market value over the exercise price of the unvested options, multiplied by the number of shares of common stock underlying such unvested options. In the case of unvested RSU and PSU awards, the value represents the number of shares of common stock underlying the unvested RSU and PSU awards that would vest on an accelerated basis, multiplied by the fair market value described above. In the event of an involuntary termination without cause or a resignation for good reason within the change of control period, all outstanding unvested time-based vesting option awards and RSUs held by the NEOs will vest upon such termination. The PSU awards will vest at "target" levels in the event of a change in control.

(3)For Ms. Boyce, represents the value of the continuation of health benefits for 18 months (increased to 24 months in the event her termination occurs within the change of control period). For all other NEOs, represents the value of the continuation of health benefits for 12 months (increased to 18 months in the event that their termination occurs within the change of control period).
CEO Pay Ratio
For 2025, the annual total compensation of our median employee, excluding Ms. Boyce, was $327,372, and the annual total compensation of Ms. Boyce, was $8,546,271. The ratio of these amounts is 26.11 to 1.
To identify our median employee, we used a consistently applied compensation measure, or “CACM,” to all employees as of December 31, 2025, including full time, part-time, regular and temporary employees, and excluding Ms. Boyce.
Our CACM consisted of the sum of (i) annual base salary, (ii) cash bonus or incentive earned in 2024 and paid in 2025 and (iii) grant date fair value of equity awards granted in 2025, as obtained from our payroll and equity systems. Other than annualizing base salaries for permanent employees who were on a leave of absence or not employed for the full year as permitted under Item 402(u) of Regulation S-K, we did not make any compensation adjustments, whether for cost of living or otherwise, in the identification process. The median employee’s annual total compensation for fiscal 2025 was determined using the same methodology used to determine Ms. Boyce’s annual total compensation set forth in the “Summary Compensation Table” on page 132 in this Annual Report on Form 10-K.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act. SEC regulations permit companies to adopt a variety of methodologies, apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices and other factors unique to their workforce and business operations when calculating their pay ratio. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above.
Director Compensation
Our non-employee director compensation program, or the “NED Compensation Program,” is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. Directors who are also employees of our Company do not receive compensation for their service on the Board. We have reimbursed, and will continue to reimburse, our non-employee directors for their actual out-of-pocket costs and expenses incurred in connection with attending Board meetings.
Under the NED Compensation Program, non-employee directors receive a cash retainer for service on the Board and for service on each committee of which the director is a member. The Chair of the Board and each committee chair receive a higher retainer for such service. Cash retainers are payable quarterly in arrears. Annual cash retainers are pro-rated for any partial calendar quarter of service. The fees paid to non-employee directors for service on the Board under the NED Compensation Program during 2025 were as follows:

2025 Cash Compensation
Board of Directors annual retainer (other than Chair)	$50,000
Annual retainer for the Chair	$85,000
Committee chair annual retainers
Audit	$20,000
Human Capital Management	$15,000
Nominating and Corporate Governance	$10,000
Committee member annual retainers
Audit	$10,000
Human Capital Management	$7,500
Nominating and Corporate Governance	$5,000
In addition, under the NED Compensation Program in effect from April 2024 until April 2025, upon his or her initial appointment or election, each of our non-employee directors was eligible to receive a grant of options to purchase 55,000 shares of our common stock (subject to a cap on the grant date value of such award of

$750,000) vesting in equal monthly installments over three years, upon initial election or appointment to the Board (the "Initial Director Grant"), and thereafter annual grants of options to purchase 27,500 shares of our common stock on the date of each annual meeting of stockholders (subject to a cap on the grant date value of each such award of $375,000), vesting on the first to occur of (i) the first anniversary of the grant date or (ii) the next occurring annual meeting of our stockholders (each such grant for each director an "Annual Director Grant"), in each case subject to the non-employee director’s continued service on the applicable vesting date.
In the event the value of an Initial Director Grant or an Annual Director Grant would have exceeded these caps, as calculated on the grant date in accordance with the Black-Scholes option pricing model (utilizing the same assumptions we utilize in preparation of our financial statements and the average closing price per share of our common stock for the 30-day period preceding the grant date), then the number of shares of our common stock underlying such Initial Director Grant or the Annual Director Grant was reduced by a number necessary to ensure the value of such grant equaled or fell below the applicable limit. In June 2024, the number of options granted pursuant to the Annual Director Grants was reduced as a result of the foregoing cap.
In addition, under the NED Compensation Program in effect since April 2025, upon his or her initial appointment or election, each of our non-employee directors will be eligible to receive the following initial awards: (1) an option to purchase such number of shares of common stock having a value of $375,000 on the grant date, calculated in accordance with the Black-Scholes option pricing model (utilizing the same assumptions that we utilize in preparation of our financial statements), which vests in substantially equal monthly installments over the three years following the non-employee director’s election or appointment to the Board, subject to the non-employee director’s continued service on the applicable vesting date, and (2) such number of RSUs as is determined by dividing (a) $375,000, by (b) the closing price per share of the Company’s common stock on the grant date, which vests in substantially equal annual installments over the three years following the non-employee director’s election or appointment to the Board, subject to the non-employee director’s continued service on the applicable vesting date. Thereafter, each non-employee director is entitled to receive the following annual awards on the date of each annual meeting of stockholders, commencing in 2025: (i) an option to purchase such number of shares of common stock having a value of $225,000 on the grant date, calculated in accordance with the Black-Scholes option pricing model (utilizing the same assumptions we utilize in preparation of our financial statements), and (ii) such number of RSUs as is determined by dividing (x) $225,000, by (y) the closing price per share of the Company’s common stock on the grant date. These annual awards vest on the first to occur of (A) the first anniversary of the grant date or (B) the next occurring annual meeting of our stockholders, subject to the non-employee director’s continued service on the applicable vesting date.
All equity awards granted to our non-employee directors will vest upon a change of control (as defined in the 2020 Plan) of the Company.
The following table sets forth information regarding the compensation of our non-employee directors earned for services rendered during the year ended December 31, 2025. Ms. Boyce, who served as our President and Chief Executive Officer during the year ended December 31, 2025, and continues to serve in that capacity, does not receive additional compensation for her service as a director. All compensation paid to Ms. Boyce is reported above in the "2025 Summary Compensation Table".

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Carsten Boess	62,500	224,985	224,989	512,474
Noreen Henig, M.D.	62,750	224,985	224,989	512,724
Edward Kaye, M.D.	62,000	224,985	224,989	511,974
Jean Kim	53,750	224,985	224,989	503,724
Arthur A. Levin, Ph. D.	35,000	224,985	224,989	484,974
Tamar Thompson	55,750	224,985	224,989	505,724
Troy Wilson, Ph.D., J.D.	83,750	224,985	224,989	533,724
Simona Skerjanec	45,000	224,985	224,989	494,974
____________________
(1)Represents the grant date fair value of option awards granted in 2025. In accordance with SEC rules, this column reflects the aggregate fair value of the awards granted to the directors computed as of the applicable grant date in accordance with ASC 718.

Assumptions used in the calculation of these amounts are included in Notes 2 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025. This amount does not reflect the actual economic value that will be realized by the directors upon the vesting or exercise of the awards or the sale of the common stock underlying such awards.
The aggregate number of shares subject to stock awards and stock options outstanding at December 31, 2025 for the individuals who served as non-employee directors during 2025 was as follows:

Name	Number of Securities Underlying RSUs Outstanding at December 31, 2025	Number of Securities Underlying Options Outstanding at December 31, 2025
Carsten Boess	6,692	103,381
Noreen Henig, M.D.	6,692	103,380
Edward Kaye, M.D.	6,692	103,380
Jean Kim	6,692	97,523
Arthur A. Levin, Ph.D.	15,692	295,523
Tamar Thompson	6,692	67,523
Troy Wilson, Ph.D., J.D.	6,692	38,523
Simona Skerjanec	6,692	52,342
Compensation Committee Interlocks and Insider Participation
None of the members of our Human Capital Management Committee is currently, or has at any time been, one of our officers or employees, with the exception of Dr. Wilson, who served as our President and Chief Executive Officer until his resignation in February 2019. None of our executive officers currently serves, or has served during the past fiscal year, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of our Board or Human Capital Management Committee.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of shares of the Company's common stock as of February 13, 2026 by:
•each of our directors;
•each of our Named Executive Officers;
•all of our current directors and executive officers as a group; and
•each person, or group of affiliated persons, who beneficially owned more than 5% of our outstanding common stock.
The percentages in the column entitled “Beneficial Ownership Percentage” are based on a total of 155,149,646 shares of Company common stock outstanding as of February 13, 2026.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares of the Company's common stock. Shares of common stock subject to stock options that were exercisable as of February 13, 2026, or exercisable within 60 days of February 13, 2026, are considered outstanding and beneficially owned by the Person holding the stock options for the purpose of calculating the percentage ownership of that Person but not for the purpose of calculating the percentage ownership of any other Person. RSUs that are scheduled to vest during the 60-day period following February 13, 2026, are considered outstanding and beneficially owned by the holder of such RSUs for the purpose of calculating the percentage ownership of that Person but not for the purpose of calculating the percentage ownership of any other Person. Except as otherwise noted, the Persons in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Avidity Biosciences, Inc., 3020 Callan Road, San Diego, CA 92121.

	Beneficial Ownership
Name of Beneficial Owner	Number	Percentage
5% or Greater Stockholders
The Vanguard Group(1)	13,219,759	8.52%
Avoro Capital Advisors LLC(2)	9,935,792	6.40%
T. Rowe Price Associates, Inc.(3)	9,787,912	6.31%
RA Capital Management, L.P.(4)	8,641,031	5.57%
BlackRock, Inc.(5)	8,631,771	5.56%
Janus Henderson Group plc(6)	8,224,930	5.30%

Named Executive Officers and Directors
Sarah Boyce(7)	1,937,145	1.25%
Michael F. MacLean(8)	474,725	*
Kathleen Gallagher(9)	181,142	*
Eric Mosbrooker(10)	101,913	*
Charles Calderaro(11)	44,797	*
Troy Wilson, Ph.D., J.D.(12)	100,599	*
Carsten Boess(13)	93,347	*
Noreen Henig, M.D.(14)	93,346	*
Edward M. Kaye, M.D.(15)	93,346	*
Jean Kim(16)	87,489	*
Arthur A. Levin, Ph.D.(17)	392,231	*
Simona Skerjanec(18)	27,030	*
Tamar Thompson(19)	57,489	*
All executive officers and directors as a group (17 persons)(20)	4,831,259	3.11%
____________________
*Less than 1%.
(1)According to Amendment No. 3 to Schedule 13G filed with the SEC on October 30, 2025, The Vanguard Group (“Vanguard”), an investment adviser, was deemed the beneficial owner of 13,219,759 shares of Company Common Stock. Vanguard has shared voting power over 878,441 shares of Company Common Stock, sole dispositive power over 12,196,279 shares of Company Common Stock, and shared dispositive power over 1,023,480 shares of Company Common Stock. The address of Vanguard is 100 Vanguard Blvd, Malvern, PA 19355.
(2)According to the Schedule 13G filed with the SEC on November 14, 2024, Avoro Capital Advisors LLC (“Avoro Capital”), an investment advisor, and Dr. Behzad Aghazadeh, Avoro Capital’s portfolio manager, were deemed the beneficial owners of 6,875,000 shares of Company Common Stock and 3,060,792 pre-funded warrants, and have the shared power to vote or direct the vote of an aggregate of 9,935,792 shares of Company Common Stock (including 3,060,792 shares of Company Common Stock issuable upon exercise of pre-funded warrants) and the shared voting and dispositive power over an aggregate of 9,935,792 shares of Company Common Stock (including 3,060,792 shares of Company Common Stock issuable upon exercise of pre-funded warrants). The address of Avoro Capital is 110 Greene Street, Suite 800, New York, NY 10012.
(3)According to Amendment No. 7 to Schedule 13G filed with the SEC on November 14, 2025, T. Rowe Price Associates, Inc. (“T. Rowe”), an investment advisor, was deemed to be the beneficial owner of 9,787,912 shares of Company Common Stock. T. Rowe has sole voting power over 9,583,549 shares of Company Common Stock and sole dispositive power over 9,787,417 shares of Company Common Stock. The address of T. Rowe is 1307 Point Street, Baltimore, Maryland 21231.
(4)According to Amendment No. 2 to Schedule 13G filed with the SEC on November 14, 2025, entities and individuals affiliated with RA Capital Management, L.P., including Peter Kolchinsky, Rajeev Shah and RA Capital Healthcare Fund, L.P., have shared voting and dispositive power over an aggregate of 8,641,031 shares of Company Common Stock. The address of RA Capital Management, L.P. is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(5)According to Amendment No. 5 to Schedule 13G filed with the SEC on October 17, 2025, BlackRock, Inc. has the sole power to vote or direct the vote of an aggregate of 8,455,367 shares of Company Common Stock, and has the sole power to dispose or direct the disposition of an aggregate of 8,631,771 shares of Company Common Stock. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(6)According to Amendment No. 4 to Schedule 13G filed with the SEC on December 5, 2025, entities affiliated with Janus Henderson Group plc have the shared power to vote or direct the vote of an aggregate of 8,224,930 shares of Company Common Stock and have the shared voting and dispositive power over an aggregate of 8,224,930 shares of Company Common Stock. The address of Janus Henderson Group plc is 201 Bishopsgate, EC2M 3AE, United Kingdom.
(7)Includes 1,770,909 shares of Company Common Stock underlying Company Stock Options held by Ms. Boyce that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(8)Includes 447,373 shares of Company Common Stock underlying Company Stock Options held by Mr. MacLean that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(9)Includes 133,089 shares of Company Common Stock underlying Company Stock Options held by Ms. Gallagher that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(10)Includes 55,000 shares of Company Common Stock underlying Company Stock Options held by Mr. Mosbrooker that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(11)Includes 25,000 shares of Company Common Stock underlying Company Stock Options held by Mr. Calderaro that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(12)Includes (i) 58,399 shares of Company Common Stock; (ii) 28,489 shares of Company Common Stock underlying Company Stock Options held by Dr. Wilson that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date; and (iii) 13,711 shares of Company Common Stock held by a trust in which Dr. Wilson is co-trustee and in such capacity may be deemed a beneficial owner of the shares.
(13)Includes 93,347 shares of Company Common Stock underlying Company Stock Options held by Mr. Boess that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(14)Includes 93,346 shares of Company Common Stock underlying Company Stock Options held by Dr. Henig that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(15)Includes 93,346 shares of Company Common Stock underlying Company Stock Options held by Dr. Kaye that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(16)Includes 87,489 shares of Company Common Stock underlying Company Stock Options held by Ms. Kim that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(17)Includes (i) 255,489 shares of Company Common Stock underlying Company Stock Options held by Dr. Levin that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date and (ii) 131,372 shares held by a family trust of which Dr. Levin and his spouse are co-trustees.
(18)Includes 27,030 shares of Company Common Stock underlying Company Stock Options held by Ms. Skerjanec that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(19)Includes 57,489 shares of Company Common Stock underlying Company Stock Options held by Ms. Thompson that are exercisable as of February 13, 2026, or that will become exercisable within 60 days after such date.
(20)Includes (i) the shares described in footnotes 7 through 19; (ii) 67,115 shares of Company Common Stock held by Dr. Flanagan and 267,291 shares of Company Common Stock subject to Company Stock Options held by Dr. Flanagan that are exercisable within 60 days of February 13, 2026; (iii) 100,296 shares of Company Common Stock held by Ms. McCarthy and 406,750 shares of Company Common Stock subject to Company Stock Options held by Ms. McCarthy that are exercisable within 60 days of February 13, 2026; (iv) 9,232 shares of Company Common Stock held by Steven Hughes, M.D. and 175,131 shares of Company Common Stock subject to Company Stock Options held by Dr. Hughes that are exercisable within 60 days of February 13, 2026; and (v) 38,554 shares of Company Common Stock held by Mr. Moriarty and 82,291 shares of Company Common Stock subject to Company Stock Options held by Mr. Moriarty that are exercisable within 60 days of February 13, 2026.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2025 regarding common stock that may be issued under our equity compensation plans, consisting of the 2020 Plan, the Avidity Biosciences, Inc. 2013 Equity Incentive Plan (the “2013 Plan”), the Avidity Biosciences, Inc. 2022 Employment Inducement Incentive

Award Plan (the "Inducement Plan"), and the Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average per share exercise price of outstanding options, warrants and rights		(C) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	13,047,719	(1)	$—		6,448,802	(3)
Equity compensation plans not approved by security holders	3,830,473	(4)	—		173,081	(5)
Total	16,878,192		$17.81	(2)	6,621,883
____________________
(1)Includes 12,277,319 outstanding options to purchase shares of common stock, RSUs, and PSUs (at "target") under the 2020 Plan and 770,400 outstanding options to purchase shares of common stock under the 2013 Plan.
(2)Represents the weighted-average exercise price of outstanding options.
(3)Includes 5,221,269 shares of common stock available for issuance under the 2020 Plan and 1,227,533 shares of common stock available for issuance under the 2020 ESPP (all of which were eligible for purchase pursuant to the offering period in effect on December 31, 2025). This amount does not include any additional shares that may become available for future issuance under the 2020 Plan pursuant to the automatic increased to the share reserve on January 1 of each of our calendar years through 2030 by the number of shares equal to 5% of the total outstanding shares of our common stock as of the immediately preceding December 31. Additionally, this amount does not include any additional shares that may become available for future issuance under the 2020 ESPP pursuant to the automatic increased to the share reserve on January 1 of each of our calendar years through 2030 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31.
(4)Includes 3,830,473 outstanding options to purchase shares of common stock and RSUs under the Inducement Plan.
(5)Represents shares of common stock available for issuance under the Inducement Plan. The material features of our equity incentive plans, including the Inducement Plan, are more fully described in Note 8 to our consolidated financial statements included in our Annual Report on this Form 10-K for the year ended December 31, 2025.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
The following is a summary of transactions entered into or existing since January 1, 2025 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, nominees, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under Item 11 -“Executive Compensation.” We also describe below certain other transactions with our directors, executive officers, and stockholders.
Employment Agreements
We have entered into employment agreements with each of our named executive officers. For more information regarding these agreements, see the section in this annual report entitled “Compensation Tables—Employment Agreements with our Named Executive Officers.”
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.
Our Charter and Bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.
Stock Option, Restricted Stock Unit and Performance Stock Unit Grants to Executive Officers and Directors
We have granted stock options, restricted stock units and performance stock units to our executive officers, and stock options to our directors, as more fully described in the sections entitled "Compensation Discussion and Analysis" and “Director Compensation,” respectively.
Policies and Procedures for Related Person Transactions
The Board adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.
Board Independence
The Board currently consists of nine members. The Board has determined that all of our directors, other than Ms. Boyce and Dr. Levin, are independent directors in accordance with the listing requirements of the Nasdaq Stock Market, LLC, or Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

ITEM 14.    Principal Accountant Fees and Services
Independent Registered Public Accountants' Fees
Deloitte & Touche LLP became our independent registered public accounting firm on April 25, 2025. The following table summarizes fees billed and expected to be billed to the Company for the fiscal years ended

December 31, 2025 and 2024 by Deloitte & Touche LLP and BDO USA, P.C., respectively. All fees were approved by the Audit Committee.

	Fiscal Years Ended December 31,
Fee Category	2025	2024
Audit Fees (1)	$840,786	$901,011
Audit-Related Fee (2)	776,481	—
Tax Fees	247,838	—
All Other Fees	—	—
Total Fees	$1,865,105	$901,011
____________________
(1)Audit fees consist of fees for the audit of our annual financial statements and internal controls over financial reporting, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q and the issuance of consents and comfort letters in connection with registration statements.
(2)Audit-Related fees consist of fees for carve-out audits in connection with the Distribution and Merger.
Audit Committee Pre-Approval of Audit and Non-Audit Services
The Audit Committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the Audit Committee, and all such services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2025. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
1.Financial Statements.
The consolidated financial statements of Avidity Biosciences, Inc., together with the reports thereon of Deloitte & Touche LLP and BDO USA, P.C., independent registered public accounting firms, are included in this annual report on Form 10-K beginning on page F-1.
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
ITEM 16.    Form 10-K Summary
None.

Avidity Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Avidity Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Avidity Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued Clinical Development — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company records accruals for estimated costs incurred for ongoing research and development activities, including clinical trial related activities. When evaluating the adequacy of the accrued liabilities for clinical development, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. As of December 31, 2025, the Company recorded $12.8 million as accrued clinical development, which was included in accrued expenses and other liabilities within current liabilities on the consolidated balance sheet.
Given the judgment necessary to estimate progress of services including the phase or completion of events and the associated costs incurred to determine the accrued liabilities for clinical trials, as well as the high volume of data used in the estimation, auditing such estimates requires extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments in the estimation of accrued clinical development included the following, among others:
•We tested the operating effectiveness of controls over management’s determination and approval of key assumptions and inputs used to estimate accrued clinical development.
•On a sample basis, we tested the methodology used by the Company to estimate accrued clinical development, including how management estimates costs incurred but not yet invoiced.
•On a sample basis, we tested the assumptions used by management to calculate accrued clinical development by:
•Testing the mathematical accuracy of management’s estimate for accrued clinical development, including allocation of costs by study and by period.
•Testing the completeness and accuracy of key data used in the estimate by making selections and agreeing the selected information to source documents.
•Testing management’s ability to estimate accrued clinical development accurately by comparing prior period accruals to subsequent vendor invoices and credits processed through January 2026.
•We sent confirmations to selected clinical research organizations to validate clinical trial accruals as of period end.
/s/ Deloitte & Touche LLP
San Diego, California
February 23, 2026
We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Avidity Biosciences, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Avidity Biosciences, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, P.C.
We served as the Company’s auditor from 2016 to 2025.
San Diego, California
February 27, 2025

Avidity Biosciences, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$382,517	$219,868
Marketable securities	1,314,352	1,281,629
Prepaid and other current assets	101,598	40,793
Total current assets	1,798,467	1,542,290
Property and equipment, net	23,333	12,670
Restricted cash	2,797	2,795
Right-of-use assets	51,278	5,619
Other assets	82,175	521
Total assets	$1,958,050	$1,563,895
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,403	$8,461
Accrued expenses and other liabilities	157,466	64,726
Lease liabilities, current portion	3,938	3,844
Deferred revenue, current portion	21,639	20,987
Total current liabilities	195,446	98,018
Lease liabilities, net of current portion	45,313	2,957
Deferred revenue, net of current portion	28,691	37,961
Total liabilities	269,450	138,936
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares – 400,000; issued and outstanding shares – 151,205 and 119,893 at December 31, 2025 and 2024, respectively	15	12
Additional paid-in capital	3,263,720	2,315,111
Accumulated other comprehensive income	2,562	2,902
Accumulated deficit	(1,577,697)	(893,066)
Total stockholders’ equity	1,688,600	1,424,959
Total liabilities and stockholders’ equity	$1,958,050	$1,563,895
See accompanying notes.

Avidity Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$18,755	$10,897	$9,560
Operating expenses:
Research and development	559,159	303,593	190,968
General and administrative	205,539	86,240	54,190
Total operating expenses	764,698	389,833	245,158
Loss from operations	(745,943)	(378,936)	(235,598)
Other income (expense):
Interest income	63,255	56,882	23,972
Other expense	(1,943)	(248)	(594)
Total other income	61,312	56,634	23,378
Net loss	$(684,631)	$(322,302)	$(212,220)
Net loss per share, basic and diluted	$(4.97)	$(2.89)	$(2.91)
Weighted-average shares outstanding, basic and diluted	137,710	111,582	73,012
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(451)	2,777	2,823
Foreign currency translation adjustment	111	—	—
Comprehensive loss	$(684,971)	$(319,525)	$(209,397)
See accompanying notes.

Avidity Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	69,768	$7	$939,310	$(2,698)	$(358,544)	$578,075
Issuance of common stock in a private placement, net of issuance costs of $74 and allocation to deferred revenues (Note 5)	5,075	1	31,189	—	—	31,190
Issuance of common stock in public offerings, net of issuance costs of $1,385	4,107	—	60,547	—	—	60,547
Issuance of common stock upon exercise of stock options	149	—	573	—	—	573
Issuance of common stock under employee stock purchase plan	176	—	1,554	—	—	1,554
Stock-based compensation	—	—	38,222	—	—	38,222
Net loss	—	—	—	—	(212,220)	(212,220)
Other comprehensive income	—	—	—	2,823	—	2,823
Balance at December 31, 2023	79,275	$8	$1,071,395	$125	$(570,764)	$500,764
Issuance of common stock in a private placement, net of issuance costs of $12,821	15,225	2	238,386	—	—	238,388
Issuance of pre-funded warrants in a private placement, net of issuance costs of $7,605	—	—	141,395	—	—	141,395
Issuance of common stock in public offerings, net of issuance costs of $49,749	20,969	2	762,159	—	—	762,161
Issuance of common stock upon exercise of stock options	3,498	—	48,204	—	—	48,204
Issuance of common stock under employee stock purchase plan	179	—	2,209	—	—	2,209
Issuance of common stock in connection with vesting of restricted stock units	747	—	—	—	—	—
Stock-based compensation	—	—	51,363	—	—	51,363
Net loss	—	—	—	—	(322,302)	(322,302)
Other comprehensive income	—	—	—	2,777	—	2,777
Balance at December 31, 2024	119,893	$12	$2,315,111	$2,902	$(893,066)	$1,424,959
Issuance of common stock in public offerings, net of issuance costs of $43,350	22,897	3	836,879	—	—	836,882
Issuance of common stock upon exercise of stock options	1,363	—	22,133	—	—	22,133
Issuance of common stock upon exercise of pre-funded warrants	5,970	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	164	—	4,384	—	—	4,384
Issuance of common stock in connection with vesting of restricted stock units	918	—	—	—	—	—
Stock-based compensation	—	—	85,213	—	—	85,213
Net loss	—	—	—	—	(684,631)	(684,631)
Other comprehensive loss	—	—	—	(340)	—	(340)
Balance at December 31, 2025	151,205	$15	$3,263,720	$2,562	$(1,577,697)	$1,688,600

See accompanying notes.

Avidity Biosciences, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(684,631)	$(322,302)	$(212,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,151	2,776	2,101
Stock-based compensation expense	97,838	51,363	38,222
Amortization of premiums and discounts on marketable securities, net	(12,524)	(21,447)	(11,274)
Loss on disposal of property and equipment	140	—	—
Noncash operating lease costs	4,242	3,297	2,978
Changes in operating assets and liabilities:
Prepaid and other assets	(142,834)	(25,057)	(3,444)
Accounts payable	3,799	(349)	4,172
Accrued expenses and other liabilities	90,742	24,860	742
Operating right-of-use assets and lease liabilities, net	(2,746)	(3,696)	(3,328)
Deferred revenue	(8,618)	(10,315)	62,987
Net cash used in operating activities	(650,441)	(300,870)	(119,064)
Cash flows from investing activities
Purchases of marketable securities	(1,106,872)	(1,433,535)	(461,002)
Proceeds from maturities of marketable securities	1,086,222	586,400	335,160
Purchases of property and equipment	(13,319)	(7,066)	(4,228)
Tenant improvements capitalized to right-of-use assets	(4,066)	—	—
Net cash used in investing activities	(38,035)	(854,201)	(130,070)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of issuance costs	836,882	762,161	60,547
Proceeds from issuance of common stock in private placements, net of issuance costs and allocation to deferred revenues (Note 5)	—	238,388	31,190
Proceeds from issuance of pre-funded warrants in a private placement, net of issuance costs	—	141,395	—
Proceeds from the issuance of common stock under employee incentive equity plans	26,517	50,413	2,127
Payments for taxes related to net share settlement of equity awards	(12,409)	—	—
Net cash provided by financing activities	850,990	1,192,357	93,864
Effect of exchange rate on cash, cash equivalents and restricted cash	137	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	162,651	37,286	(155,270)
Cash, cash equivalents and restricted cash at beginning of period	222,663	185,377	340,647
Cash, cash equivalents and restricted cash at end of period	$385,314	$222,663	$185,377

Supplemental schedule of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$45,195	$—	$1,741
Costs incurred, but not paid, in connection with purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$1,634	$3,424	$—
Tenant improvements capitalized to right-of-use assets within accounts payable and accrued expenses and other liabilities	$253	$—	$—
Receivables from stock option exercises included in prepaid and other current assets	$1,106	$—	$—
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
Agreement and Plan of Merger & Separation and Distribution Agreement
On October 25, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Novartis AG, a company limited by shares (Aktiengesellschaft) incorporated under the laws of Switzerland (Novartis or Parent), and Ajax Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent. In connection with the Merger, the Company, Atrium Therapeutics, Inc., a newly formed Delaware corporation and wholly owned subsidiary of the Company (SpinCo), and Parent (with respect to certain sections specified therein) also entered into a Separation and Distribution Agreement, dated October 25, 2025 (the Separation and Distribution Agreement), to effect a pre-closing reorganization of certain assets related the Company’s early stage precision cardiology programs and certain collaboration agreements. The transfer of assets to SpinCo includes certain of our assets that triggered a right of first negotiation, or ROFN, with an existing collaboration partner of ours, or the ROFN Holder. During the ROFN period, which expired on February 5, 2026, we were permitted to negotiate the sale of our assets subject to the ROFN with the ROFN Holder, and, if an agreement had been reached, consummate the sale of all or a portion of such assets. If such a sale had been consummated, SpinCo could have received less than all of the SpinCo Business.
Liquidity
Since inception, the Company has relied on various means of raising capital, including public offerings, various sales agreements, the sale and issuance of convertible preferred stock, funding under collaboration agreements, and a private placement of common stock. The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing its proprietary AOC platform, identifying potential product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, advancing its clinical programs and providing other general and administrative support for these operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues the development of its product candidates and development programs. As of December 31, 2025, the Company had an accumulated deficit of $1.6 billion, cash and cash equivalents of $382.5 million, and marketable securities of $1.3 billion.
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
The accompanying consolidated financial statements reflect the operations of Avidity Biosciences, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Certain amounts reported in the Company's prior fiscal periods consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of accounts payable from “Accounts payable and accrued liabilities” into “Accounts payable” and the reclassification of accrued compensation from “Accrued compensation” into “Accrued expenses and other liabilities" on the consolidated balance sheets. There are no changes to the Company’s financial position or results of operations as a result of this reclassification.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. Restricted cash represents cash held as collateral for the letters of credit required under the Company’s facility leases and is reported as a long-term asset in the accompanying consolidated balance sheets.
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
At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net income (loss). For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net loss. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income. There have been no impairment or credit losses recognized during the periods presented.
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
Segment Information
The Company's operations constitute a single operating and reportable segment, headquartered in the United States. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer, who reviews consolidated financial information for the purposes of allocating resources and assessing performance.
All of the Company's property and equipment is located within the United States and all of its revenues were derived within the United States.
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
The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2025, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by taxing authorities.
Leases
The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent Company's right to use an underlying asset for the lease term and lease liabilities represent Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate, because the interest rate implicit in most of the Company's leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components, and costs related to leases with terms of less than 12 months are expensed as incurred.
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

Foreign Currency Translation
The foreign subsidiary uses its local currency as the functional currency. The financial statements of the foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date for assets and liabilities, stockholders’ equity is translated at the historical rates, and expenses are translated at the average exchange rates for the period. Translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.
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
Common stock equivalent securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares; in thousands):

	December 31,
	2025	2024	2023
Common stock options issued and outstanding	13,366	12,635	12,495
Restricted stock units	3,023	2,111	758
Performance stock units	489	925	750
ESPP shares pending issuance	—	12	12
Total	16,878	15,683	14,015
Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through standardization and disaggregation of the income tax rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted the additional disclosure requirements during the year ended December 31, 2025, on a prospective basis. See Note 9 (Income Taxes) for further information.
3.    Fair Value Measurements
The following tables summarize the Company’s cash equivalents and marketable securities measured at fair value (in thousands):

		Fair Value Measurements Using
As of December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. Treasury securities	$1,314,352	$1,314,352	$—	$—
Total	$1,314,352	$1,314,352	$—	$—

		Fair Value Measurements Using
As of December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. Treasury securities	$7,439	$7,439	$—	$—
Marketable securities:
U.S. Treasury securities	1,281,139	1,281,139	—	—
Negotiable certificates of deposit	490	—	490	—
Total	$1,289,068	$1,288,578	$490	$—
4.    Marketable Securities
The Company’s marketable securities, which consist of highly liquid marketable debt securities, are classified as available-for-sale and are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

As of December 31, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$969,717	$1,980	$—	$971,697
U.S. Treasury securities	1 - 2	342,184	471	—	342,655
Total		$1,311,901	$2,451	$—	$1,314,352

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$947,916	$2,154	$(80)	$949,990
Negotiable certificates of deposit	1 or less	490	—	—	490
U.S. Treasury securities	1 - 2	330,321	1,218	(390)	331,149
Total		$1,278,727	$3,372	$(470)	$1,281,629
The unrealized losses on the Company’s marketable securities as of December 31, 2024, were caused by interest rate increases and resulted in the decrease in market value of these securities. There were no allowances for credit losses at December 31, 2025 and 2024 because (i) the decline in fair value is attributable to changes in interest rates and not credit quality, (ii) the Company does not intend to sell the investments before maturity, and (iii) it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
As of December 31, 2025, there were no marketable securities in a continuous unrealized loss position. The following table summarizes marketable securities in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$247,404	$(470)	$—	$—	$247,404	$(470)
Total	$247,404	$(470)	$—	$—	$247,404	$(470)
Accrued interest receivable on available-for-sale securities was $11.9 million and $8.7 million at December 31, 2025 and 2024, respectively. The Company has not written off any accrued interest receivable in any of the periods presented in these consolidated financial statements.
5.    Collaboration, License and Research Agreements
Research Collaboration and License Agreement and Securities Purchase Agreement with Bristol Myers Squibb Company
In November 2023, the Company entered into (i) a Research Collaboration and License Agreement (the BMS Collaboration Agreement) with Bristol Myers Squibb Company (BMS) to expand on the research with MyoKardia Inc. (MyoKardia) and (ii) a Securities Purchase Agreement (the BMS Purchase Agreement) with BMS for the sale of 5,075,304 shares of the Company's common stock in a private placement transaction. The BMS Collaboration Agreement and the BMS Purchase Agreement are referred to herein as the "BMS Agreements." Under the terms of the BMS Collaboration Agreement, BMS will have the right to select up to five cardiovascular targets (each a “Target”) for collaborative research programs under which the Company will utilize its proprietary AOC platform to conduct research and development activities in order to identify, generate, and optimize AOC compounds directed to such Targets with the goal of generating an applicable development candidate. On a Target-by-Target basis, after the Company completes specified research activities in accordance with a research plan, BMS will have the right to develop, manufacture and commercialize such compounds generated during the research term, and products containing such compounds, worldwide. The research and activities conducted under the BMS Collaboration Agreement is governed by a joint steering committee comprised of representatives from the Company and BMS. Avidity received approximately $100.0 million upfront, including a $60.0 million nonrefundable cash payment and approximately $40.0 million from the sale of Avidity common stock at $7.8813 per share, which included an $8.7 million premium for the per share amount in excess of the fair value at the time of the transaction. Avidity is also eligible to receive up to approximately $1.35 billion in research and development milestone payments, up to approximately $825.0 million in commercial milestone payments, and tiered royalties from high single digits up to low double-digits on net sales. Avidity is responsible for its own research costs incurred under the agreement, subject to a cumulative spending cap of $40.0 million. BMS will fund all future clinical development, regulatory and commercialization activities coming from this collaboration.
The Company has determined that the BMS Agreements should be accounted for separately from the research collaboration with MyoKardia (the MyoKardia Agreement). The Company identified two distinct units of accounting under the BMS Agreements. The first distinct unit of accounting includes (i) a license to technology and patents; (ii) collaboration services, including research services and technical and regulatory support; and (iii) participation on research oversight committees. The Company has determined that these elements individually are either not capable of being distinct or are not distinct within the context of the contract and, therefore, will account for them as a single distinct performance obligation for purposes of revenue recognition. The second distinct unit of accounting is related to the sale of common stock, which will be accounted for as an issuance of equity at fair value in accordance with the applicable accounting standards. Consideration received related to the premium on sale of the Company's common stock was allocated to the transaction price for purposes of revenue recognition.

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
The initial consideration related to the $60.0 million cash payment and approximate $40.0 million sale of common stock was received in 2023. $8.6 million and $9.8 million in revenues were recognized related to the BMS Agreements in 2025 and 2024, respectively. No revenues were recognized related to the BMS Agreements in 2023.
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
The Company has identified multiple promises to deliver goods and services, which include at inception of the agreement: (i) a license to technology and patents, information and know-how; and (ii) collaboration, including research services and technical and regulatory support provided by the Company. At inception, the Company has identified one performance obligation for the promises under the Lilly Agreement since the elements are either not capable of being distinct or are not distinct within the context of the contract. Accordingly, the Company recognizes revenue for the fixed or determinable collaboration in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the 5-year period in which it expects to deliver its performance obligation. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. In connection with the Lilly Agreement, the Company recognized revenue of $10.0 million, $1.1 million, and $9.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. In August 2025, Lilly paid the Company $10.0 million as the result of the achievement of a clinical development milestone under the Lilly Agreement for a collaboration target. There were no collaboration receivables related to the Lilly Agreement as of December 31, 2025 and 2024.
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
The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. A reconciliation of the closing balance of deferred revenue related to all collaboration agreements for the years ended December 31, 2025 and 2024 is as follows (in thousands):

Balance at December 31, 2023	69,263
Revenue recognized that was included in the balance at the beginning of the period	(10,315)
Balance at December 31, 2024	58,948
Revenue recognized that was included in the balance at the beginning of the period	(8,618)
Balance at December 31, 2025	$50,330
6.    Composition of Certain Consolidated Financial Statement Items
Prepaid and other current assets (in thousands)

	December 31,
	2025	2024
Prepaid assets	$36,456	$12,571
Interest receivable	12,439	9,447
Other current assets	52,703	18,775
Total prepaid and other current assets	$101,598	$40,793
Other current assets include reimbursable tenant improvements of $25.6 million and $7.1 million as of December 31, 2025 and 2024.
Property and equipment, net (in thousands)

	December 31,
	2025	2024
Laboratory equipment	$20,954	$14,180
Computers and software	4,574	261
Office furniture and equipment	6,778	1,979
Leasehold improvements	2,713	288
Construction in process	95	3,959
Property and equipment, gross	35,114	20,667
Less accumulated depreciation	(11,781)	(7,997)
Total property and equipment, net	$23,333	$12,670
Depreciation expense related to property and equipment was $4.2 million, $2.8 million, and $2.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Other assets
During the second quarter of 2025, the Company entered into reservation agreements with a Contract Manufacturing Organization (CMO) to purchase an agreed upon number of production batches during the years 2026-2028. Nonrefundable reservation fees of approximately $73.5 million were recorded in non-current assets on the consolidated balance sheet as of December 31, 2025. The nonrefundable reservation fees will be credited against purchases up to the total amount of the reservation fees.
Accrued expenses and other liabilities (in thousands)

	December 31,
	2025	2024
Accrued manufacturing and technical development	$88,417	$35,680
Accrued clinical development	12,848	8,157
Accrued other research and development	1,688	3,852
Accrued compensation	41,750	3,663
Accrued other	12,763	13,374
Total accrued expenses and other liabilities	$157,466	$64,726
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
As of December 31, 2025, the Company’s ROU assets and liabilities related to the operating lease for the Company headquarters are as follows (in thousands):

ROU assets	$51,278

Lease liabilities, current portion	$3,938
Lease liabilities, net of current portion	45,313
Total lease liabilities	$49,251
As of December 31, 2025, undiscounted future lease payments for the Company's operating leases are as follows (in thousands):

Year ending December 31,
2026	$8,323
2027	7,259
2028	9,230
2029	9,506
2030	5,327
Thereafter	42,035
Total lease payments	81,680
Less imputed interest	(32,429)
Total operating lease liabilities	49,251
Less lease liabilities, current portion	(3,938)
Lease liabilities, net of current portion	$45,313

Other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid included in operating cash flows	$2,746	$3,696	$3,328
Weighted-average remaining lease term (in years)	9.0	1.9	2.9
Weighted-average discount rate	11.4%	5.9%	5.9%
Lease cost was $7.3 million, $3.3 million, and $3.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Short-term and variable lease costs were immaterial for all periods presented.
In April 2024, the Company entered into a sublease agreement with Turning Point Therapeutics, Inc., or the Sublease, to rent 105,000 square feet for office and laboratory space for the Company’s corporate headquarters. In addition, in March 2025, the Company exercised the option to rent an additional 80,000 square feet in an adjacent available building under an amended sublease agreement with Turning Point Therapeutics, Inc., or the Amended Sublease.
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
The term of the Amended Sublease is approximately 9 years, 1 month with payments expected to begin in April 2026. Pursuant to the terms of the Amended Sublease, the sublandlord will provide the Company with a tenant improvement allowance of up to $19.9 million. An additional tenant improvement allowance of up to $5.1 million is also available under the master lease, subject to certain spending conditions by the Company. Total aggregate future lease commitments under the Amended Sublease are approximately $53.7 million and inclusive of 3% annual rent increases and various agreed upon rent abatement amounts. The Amended Sublease will be measured and recognized upon commencement of the Amended Sublease. As of December 31, 2025, the Amended Sublease had not commenced because construction of improvements to the facility for its intended use was not substantially complete.
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
In the event the Merger Agreement is terminated, under specified circumstances, we will be required to pay the Parent a termination fee of $450 million.
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

As of December 31, 2025, the aggregate amount of future unconditional minimum purchase obligations under the Manufacturing Agreement was $621.6 million, subject to foreign currency changes, annual price increases, other adjustments and payments for certain costs and net of the nonrefundable reservation fees outlined in Note 6, "Composition of Certain Consolidated Financial Statement Items".
The future minimum annual purchase obligations under the Manufacturing Agreement as of December 31, 2025, are as follows (in thousands):

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
8.    Stockholders’ Equity
Amended and Restated Certificate of Incorporation
On June 16, 2020, the Company’s certificate of incorporation was amended and restated to authorize 400,000,000 shares of common stock and 40,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. There was no preferred stock outstanding as of December 31, 2025, 2024, or 2023.
Common Stock
On November 8, 2022, the Company entered into a sales agreement (the 2022 Sales Agreement) with the Cowen and Company, LLC (the Sales Agent), under which the Company could, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent. During the year ended December 31, 2025, the Company did not sell shares of its common stock under the 2022 Sales Agreement. During the year ended December 31, 2024, the Company sold 418,408 shares of its common stock pursuant to the Sales Agreement and received net proceeds of $5.6 million, after deducting offering-related transaction costs and commissions of $0.1 million.
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
One of the investors who participated in the private placement met the criteria of a related party as such investor was a principal owner of more than 10% of the voting interest in the Company (the Principal Owner). The Principal Owner purchased 2,121,213 shares of the Company's common stock for $35.0 million. The purchase of common stock under the private placement by the Principal Owner was carried out at arm's length as substantiated by the fact that the per share purchase price equaled the price paid by other participants. No amounts were due from the Principal Owner as of December 31, 2025.
On June 17, 2024, the Company completed a public offering of 12,132,500 shares of our common stock at a public offering price of $38.00 per share. Net proceeds from the offering were approximately $432.8 million, after deducting underwriting discounts and offering expenses of $28.3 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon its filing on May 9, 2024.
On August 9, 2024, the Company entered into a sales agreement (the 2024 Sales Agreement) with TD Securities (USA) LLC (the 2024 Sales Agent) which contained substantially similar terms as the 2022 Sales Agreement. The 2022 Sales Agreement was terminated upon effectiveness of the 2024 Sales Agreement. Under the 2024 Sales Agreement, the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $400.0 million through the 2024 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2024 Sales Agent. The Company is not obligated to sell, and the 2024 Sales Agent is not obligated to buy or sell, any shares of common stock under the 2024 Sales Agreement. As of December 31, 2025, the Company sold 5,646,583 shares of its common stock pursuant to the 2024 Sales Agreement and received net proceeds of $185.5 million, after deducting offering-related transaction costs and commissions of $4.8 million, at an average price of $33.69 per share.
On August 16, 2024, the Company completed a public offering of 8,418,000 shares of our common stock at a public offering price of $41.00 per share. Net proceeds from the offering were approximately $323.7 million, after deducting underwriting discounts and offering expenses of $21.4 million. The shares sold in the offering were registered pursuant to the Company's shelf registration statement on Form S-3, which became automatically effective upon its filing on May 9, 2024.
On July 23, 2025, pre-funded warrants, originally issued by the Company on March 4, 2024 (the 2024 Pre-Funded Warrants), to purchase 2,208,114 shares of the Company’s common stock were exercised in a cashless transaction, which resulted in an aggregate of 2,208,048 shares of the Company’s common stock being issued. On October 27, 2025, 2024 Pre-Funded Warrants to purchase an aggregate of 3,761,945 shares of the Company’s common stock were exercised in cashless transactions, which resulted in an aggregate of 3,761,868 shares of the Company’s common stock being issued. As of December 31, 2025, 2024 Pre-Funded Warrants to purchase a total of 3,060,792 shares of the Company’s common stock remained available for exercise.
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
A total of 3,900,000 shares of common stock were initially reserved for issuance under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan will be increased annually on the first day of each fiscal year during the term of the 2020 Plan, beginning with the 2021 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. During the year ended 2025, 6,594,000 additional shares were reserved for issuance. At December 31, 2025, 5,221,269 shares were available for grant under the 2020 Plan.
In December 2022, the Company’s board of directors adopted the 2022 Employment Inducement Incentive Award Plan, which it amended in June 2024 (the Inducement Plan). Under the Inducement Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to an employee in connection with his or her commencement of employment with the Company or an affiliate. A total of 4,500,000 shares of common stock have been reserved for issuance under the Inducement Plan, of which 173,081 remain available to be granted at December 31, 2025.
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
Stock option activity in 2025 for employee and non-employee awards and related information is as follows (in thousands, except per share and contractual term data):

	Number of Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2024	12,635	$19.19
Granted	2,629	32.29
Exercised	(1,363)	16.24
Forfeited/expired	(535)	28.01
Balance at December 31, 2025	13,366	$21.72	7.24	$673,825
Vested and expected to vest at December 31, 2025	13,366	$21.72	7.24	$673,825
Exercisable at December 31, 2025	7,677	$17.81	6.29	$417,037
The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at December 31, 2025 and the exercise price of stock options that had strike prices below the closing price.
The following summarizes additional information regarding stock options (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Cash received from options exercised	$22,133	$48,207	$573
Intrinsic value of options exercised	$41,812	$83,422	$2,421
Weighted-average grant date fair value per share	$22.33	$19.26	$10.33
The total intrinsic values of options exercised was calculated as the difference between the fair value of the Company’s common stock at the time of the option exercise and the exercise price of that stock option.
Restricted Stock Units and Performance Stock Units
During the year ended December 31, 2025, under the 2020 Incentive Award Plan and the 2022 Employment Inducement Incentive Award Plan, the Company granted Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) to employees of the Company. PSUs were granted to the Company's officers.
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
The following table summarizes the RSU activity for the year ended December 31, 2025 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	2,111	$24.54
Granted	1,695	33.56
Vested	(582)	23.20
Forfeited	(201)	32.75
Balance at December 31, 2025	3,023	$29.32
During the years ended December 31, 2025 and 2024, 582,436 and 184,293 RSUs vested with a total fair value of $23.5 million and $3.5 million, respectively. During the year ended December 31, 2023, no RSUs vested.
The following table summarizes the PSU activity for the year ended December 31, 2025 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	925	$35.80
Granted	72	31.42
Vested	(508)	29.16
Forfeited	—	—
Balance at December 31, 2025	489	$42.04
During the years ended December 31, 2025 and 2024, 508,250 and 562,500 PSUs vested with a total fair value of $29.0 million and $22.1 million, respectively. During the year ended December 31, 2023, no PSUs vested.
In December 2025, the Company’s Board of Directors approved a modification to outstanding share-based payment awards for nine executives under the Company’s equity incentive plans. The modification accelerated the vesting of certain previously granted time-vesting restricted stock units and performance-based stock units. The Company recognized stock-based compensation expense of $9.0 million within research and development expense and $14.5 million within general and administrative expense for the year ended December 31, 2025 in connection with the accelerated awards.
Employee Stock Purchase Plan
In June 2020, the Company adopted the ESPP, which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The Company issued 164,734, 179,150, and 175,511 shares of common stock under the ESPP during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, 1,227,533 shares of common stock were available for issuance under the ESPP. The Company did not have an outstanding liability at December 31, 2025, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period.

Stock-Based Compensation Expense
The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and shares purchasable under the ESPP were as follows:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Risk-free interest rate	3.7% - 4.5%	3.5% - 4.7%	3.5% - 4.9%	4.3%	4.3% - 5.4%	5.4%
Expected volatility	75% - 76%	79% - 82%	78% - 82%	70%	64% - 82%	68% - 76%
Expected term (in years)	5.5 - 6.1	5.3 - 6.1	5.5 - 6.1	0.4	0.5	0.5
Expected dividend yield	—%	—%	—%	—%	—%	—%
Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
Expected Volatility. The expected volatility of stock options is estimated based on the average historical volatility of the Company's common stock. Prior to 2025, the Company estimated volatility based on the average historical volatilities of common stock of comparable publicly traded companies and the Company's own volatility in which comparable companies were chosen based on their size and stage in the life cycle. The expected volatility for employee stock purchases under the ESPP is based on the Company's own historical volatility for the prior six months to conform with the six-month ESPP offering period.
Expected Term. The Company's limited option exercise history does not provide a reasonable basis for estimating expected term; therefore the Company has estimated the expected life of its stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The expected life assumption for employee stock purchases under the ESPP is six months to conform with the six-month ESPP offering period.
Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.
The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development expense	$47,635	$26,120	$22,007
General and administrative expense	50,203	25,243	16,215
Total stock-based compensation expense	$97,838	$51,363	$38,222
As of December 31, 2025, the unrecognized compensation cost related to outstanding time-based options and RSUs was $101.5 million and $71.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 2.5 years, respectively. Unrecognized compensation cost related to PSUs was $20.6 million as of December 31, 2025, for which none of the remaining and outstanding PSUs were deemed probable. As of December 31, 2025, there was no unrecognized compensation cost related to stock purchase rights under the ESPP.

9.    Income Taxes
The following table presents loss from continuing operations before provision for income taxes for domestic and international operations (in thousands).

	2025	2024	2023
United States	$(678,877)	$(322,302)	$(212,220)
Foreign	(5,754)	—	—
Loss before provision for income taxes	$(684,631)	$(322,302)	$(212,220)
The Company operated as a nontaxable partnership until its conversion on March 31, 2019. The Company had deferred tax assets in existence on March 31, 2019 when the Company became a taxable entity. Deferred tax assets were not recognized due to the uncertainty that such assets will be realized. The Company retained the valuation allowance on the deferred tax assets at December 31, 2019. No provision for income taxes was recorded for the years ended December 31, 2025, 2024, and 2023.
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on January 1, 2025 on a prospective basis. As a result, the Company's rate reconciliation for 2025 is presented in accordance with the new disclosure requirements, while the reconciliations for 2024 and 2023 continue to be presented under disclosure requirements in effect for those periods.
A reconciliation of the income tax expense computed at the U.S. federal statutory income tax rate to the Company's income tax expense is as follows (in thousands) (after the adoption of ASU 2023-09):

	Year Ended December 31, 2025
	Amount	%
Federal income taxes at 21%	$(143,772)	21.0%

State taxes, net of federal benefit (1)	(1,455)	0.2%
Foreign Tax Effects
Other foreign jurisdictions	1,208	(0.2)%
Tax Credits
Research and development credits	(52,110)	7.6%
Changes in valuation allowances	178,355	(26.0)%
Nontaxable or nondeductible items
Stock-based compensation	(8,372)	1.2%
Sec. 162(m) disallowance	11,554	(1.7)%
Other	109	—%
Changes in Unrecognized Tax Benefits	14,483	(2.1)%

Effective Tax Rate	$—	—%
____________________
(1)50% or more of our state tax provision relates to the California state jurisdiction.

A reconciliation of the income tax expense computed at the U.S. federal statutory income tax rate to the Company's income tax expense is as follows (in thousands) (prior to the adoption of ASU 2023-09):

	Year Ended December 31,
	2024	2023
Income tax benefit at statutory rates	$(67,683)	$(44,566)
State income tax, net of federal benefit	(8,170)	(5,882)
Permanent items	66	51
Reserve for uncertain tax positions	10,572	5,993
Research and development credits	(42,279)	(24,054)
Valuation allowance	98,813	61,332
Stock-based compensation	(15,264)	3,331
Section 162(m) disallowance	20,604	291
Rate adjustment	2,766	2,526
Other	575	978
Income tax expense (benefit)	$—	$—
The Company made no material income tax payments during 2025 for Federal, state, and foreign jurisdictions.
The Company's net deferred tax assets (liabilities) are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$156,263	$83,371
Section 174 R&E capitalization	187,563	103,288
Research and development tax credits	106,467	62,793
Deferred revenue	10,593	12,529
Accrued expenses	7,384	287
Transaction costs	6,271	—
Intangibles and fixed assets	607	698
Lease liabilities	10,366	1,446
Stock-based compensation	15,650	8,418
Gross deferred tax assets	501,164	272,830
Valuation allowance	(490,371)	(271,636)
Total deferred tax assets	10,793	1,194

Deferred tax liabilities
Right-of-use assets	(10,793)	(1,194)
Total deferred tax liabilities	(10,793)	(1,194)
Net Deferred Tax Assets	$—	$—
The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be released. The change in the valuation allowance was an increase of $218.7 million and $98.8 million for the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company had federal, state, and foreign net operating loss (NOL) carryforwards of $421.6 million, $955.5 million, and $5.9 million respectively. The federal NOL carryforwards do not expire and can offset 80% of future taxable income each year, and the state NOLs begin to expire in 2034 unless previously utilized. The foreign net operating loss carryforwards do not expire.

At December 31, 2025, the Company had federal and state research and development tax credits of approximately $16.0 million and $23.5 million, respectively. The federal research and development credits begin to expire in 2039 unless previously utilized. The California state credits carryforward indefinitely and the Massachusetts R&D credits begin to expire in 2038 unless previously utilized. At December 31, 2025, the Company had federal orphan drug tax credits of $107.4 million, which begin to expire in 2041.
Pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company’s ability to use NOL and R&D tax credit carryforwards (“tax attribute carryforwards”) to offset future taxable income may be limited if the Company experienced a cumulative change in ownership by certain stockholders or groups of stockholders of more than 50 percentage points within a three-year testing period. The Company determined there were two ownership changes through December 31, 2024. Limitations as a result of these ownership changes did not impact the Company’s deferred tax assets. Due to the existence of a valuation allowance, impacts to the Company’s deferred tax assets would not impact the Company’s effective tax rate.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$22,159	$11,049	$4,771
Increases related to current year positions	15,029	11,110	6,156
Increases related to prior year positions	—	—	122
Gross unrecognized tax benefits at the end of the year	$37,188	$22,159	$11,049
The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, these amounts would affect the Company’s effective tax rate.
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2025 or 2024.
As of December 31, 2025, the Company’s tax years since conversion to a corporation in 2019 are subject to examination by U.S. federal and various state taxing authorities.
On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law. The OBBBA includes significant changes to U.S. tax and related laws. Some of the provisions of the OBBBA affecting corporations include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (TCJA), modifications to the Global Intangible Low-Taxed Income (GILTI) and Foreign-Derived Intangible Income (FDII) international tax provisions, an increase in the limit of the deduction of interest expense to 30% of earnings before interest, taxes, depreciation, and amortization (EBITDA), and reinstatement of 100% bonus depreciation deduction from the TCJA for eligible property acquired after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA’s financial reporting implications have been recognized in our income tax provision for 2025. The incorporation of these effects resulted in no material impact on our effective tax rate.
10.    Segment Information
The Company's operations constitute a single operating and reportable segment and reflects how the Company’s CEO, who is the CODM, manages the Company Business, including allocating resources and measuring performance. The Company derives its revenues from its research collaboration and license agreements with BMS and Lilly, which are further described in “Note 5 – Collaboration, License and Research Agreements”. Segment performance is measured based on net loss, which the CODM uses to evaluate the results of the segment and to make operational decisions when managing the Company Business, such as how to allocate the resources of the business to advance our preclinical and research programs and to monitor budgeted to actual expenditures. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss. Research and development expenses and general and administrative expenses are adjusted to exclude depreciation and stock-based compensation for segment presentation. Other segment items include depreciation, stock-based compensation, and other income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$18,755	$10,897	$9,560
Adjusted research and development (1)	(508,605)	(275,176)	(167,299)
Adjusted general and administrative (1)	(154,104)	(60,518)	(37,536)
Total other segment items	(40,677)	2,495	(16,945)
Net loss	$(684,631)	$(322,302)	$(212,220)
____________________
(1)Depreciation and stock based compensation expense is removed from both "Adjusted research and development" and "Adjusted general and administrative" expense for the years ended December 31, 2025, 2024, and 2023.
11.    Subsequent Events
On January 12, 2026, 2024 Pre-Funded Warrants to purchase an aggregate of 3,060,792 shares of the Company’s common stock were exercised in cashless transactions, which resulted in an aggregate of 3,060,749 shares of the Company’s common stock being issued.
On February 5, 2026 the negotiation period under the ROFN expired and, as a result, no ROFN Sale will occur.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Field Herewith
		Form	Date	Number

2.1^	Agreement and Plan of Merger, dated October 25, 2025, among Avidity Biosciences, Inc., Novartis AG and Ajax Acquisition Sub, Inc.	8-K	10/27/2025	2.1

2.2^	Separation and Distribution Agreement, dated October 25, 2025, among Avidity Biosciences, Inc., Bryce Therapeutics, Inc. and Novartis AG, with respect to certain sections specified therein.	8-K	10/27/2025	2.2

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/16/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	12/13/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	5/22/2020	4.1

4.2	Description of Registrant's Securities	10-K	3/15/2021	4.3

4.3	Form of Pre-Funded Warrant	8-K	2/29/2024	4.1

10.1#	Avidity Biosciences, Inc. 2013 Amended and Restated Equity Incentive Plan, including form of stock option grant notice and stock option agreement thereunder.	S-1	5/22/2020	10.1

10.2#	Avidity Biosciences, Inc. 2020 Incentive Award Plan, including forms of grant notices and agreements thereunder.	10-K	2/28/2024	10.2

10.3#	Avidity Biosciences, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	6/8/2020	10.3

10.4#	Amended and Restated Non-Employee Director Compensation Program.	10-Q	5/8/2025	10.1

10.5#	Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan, including form of stock option grant notice and stock option agreement and form of restricted stock unit grant notice and restricted stock unit agreement thereunder.	10-K	2/28/2023	10.5

10.6#	Amendment to Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	6/12/2024	10.1

10.7#	Amendment to Avidity Biosciences, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	9/10/2025	10.1

102

10.8#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Sarah Boyce.	10-Q	11/7/2024	10.2

10.9#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Michael MacLean.	10-Q	11/7/2024	10.3

10.10#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and W. Michael Flanagan.	10-Q	11/7/2024	10.4

10.11#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Teresa McCarthy.	10-Q	11/7/2024	10.5

10.12#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and John B. Moriarty, Jr.	10-Q	11/7/2024	10.6

10.13#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Steven Hughes.	10-K	2/27/2025	10.12

10.14#	Amended and Restated Employment Agreement, dated August 29, 2024, by and between the Registrant and Kathleen Gallagher.	10-K	2/27/2025	10.13

10.15#	Amended and Restated Employment Agreement, dated August 26, 2024, by and between the Registrant and Eric Mosbrooker.	10-K	2/27/2025	10.14

10.16#	Offer of Employment and Employment Agreement, dated December 12, 2024, by and between the Registrant. and Charles Calderaro III.	10-K	2/27/2025	10.15

10.17#	Form of Indemnification Agreement for Directors and Officers.	S-1	5/22/2020	10.11

10.18#	Form of Accelerated Payments and Clawback Agreement.	8-K	12/18/2025	10.1

10.19†	Research Collaboration and License Agreement, dated April 17, 2019, by and between Eli Lilly and Company and the Registrant.	S-1	5/22/2020	10.12

103

10.20†	Research Collaboration and License Agreement, dated November 27, 2023, by and between Bristol-Myers Squibb Company and the Registrant.	10-K	2/28/2024	10.13

10.21†	Manufacturing Services Agreement, effective as of August 1, 2025, by and among Lonza LTD, Lonza Sales LTD and Avidity Biosciences, Inc.	10-Q	11/10/2025	10.2

10.22#	Amended and Restated Lease Agreement, dated December 18, 2020, by and between ARE-SD Region No. 44, LLC and the Registrant.	10-K	3/15/2021	10.14

10.23†	Sublease Agreement, dated April 29, 2024, by and between Turning Point Therapeutics, Inc. and the Registrant.	10-K	2/27/2025	10.20

10.24†	First Amendment to Sublease Agreement, dated March 19, 2025, by and between Turning Point Therapeutics, Inc. and the Registrant.	10-Q	5/8/2025	10.2

10.25#	Sales Agreement, dated August 9, 2024, by and between Avidity Biosciences, Inc. and TD Securities (USA) LLC	10-Q	8/9/2024	10.2

16.1	Letter to Securities and Exchange Commission from BDO USA, P.C., dated April 28, 2025.	8-K	4/29/2025	16.1

19.1	Amended and Restated Insider Trading Compliance Policy and Procedures	10-K	2/27/2025	19.1

21.1	Subsidiaries of the Registrant.				X

23.1	Consent Deloitte & Touche LLP, independent registered public accounting firm.				X

23.2	Consent of BDO USA, P.C., independent registered public accounting firm.				X

31.1	Certification of Chief Executive Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Avidity Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

104

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Avidity Biosciences, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/28/2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
^Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished
#    Indicates management contract or compensatory plan.
†    Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) treated by the Registrant as private or confidential.
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
105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIDITY BIOSCIENCES, INC.

/s/ Sarah Boyce
Sarah Boyce
President and Chief Executive Officer

Date: February 23, 2026
106

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sarah Boyce	President, Chief Executive Officer and	February 23, 2026
Sarah Boyce	Director (Principal Executive Officer)

/s/ Michael F. MacLean	Chief Financial Officer	February 23, 2026
Michael F. MacLean	(Principal Financial and Accounting Officer)

/s/ Troy Wilson	Chair of the Board of Directors	February 23, 2026
Troy Wilson, Ph.D., J.D.

/s/ Carsten Boess	Director	February 23, 2026
Carsten Boess

/s/ Noreen Henig	Director	February 23, 2026
Noreen Henig, M.D.

/s/ Edward Kaye	Director	February 23, 2026
Edward Kaye, M.D.

/s/ Jean Kim	Director	February 23, 2026
Jean Kim

/s/ Arthur A. Levin	Director	February 23, 2026
Arthur A. Levin, Ph.D.

/s/ Simona Skerjanec	Director	February 23, 2026
Simona Skerjanec

/s/ Tamar Thompson	Director	February 23, 2026
Tamar Thompson
107